Form 10-Q
period 1996-12-31
AMERICAN EAGLE RESOURCES INC
filed 1997-02-24
CIK 731297

AMERICAN EAGLE RESOURCES, INC.
                              10-Q FOR QUARTER ENDED 12-31 96
                              Commission File No. 0-12570

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                 COMMISSION FILE
December 31, 1996                     Number: 0-12570

AMERICAN EAGLE RESOURCES, INC.
(Exact name of registrant as specified in its charter)


Delaware                                       95-3494141
(State of other jurisdiction of                (I.R.S. Employer I.D. No.)
incorporation or organization)

Six Mile Canyon Road, Virginia City, Nevada    89502
(Address of principal executive office)        (Zip code)

Registrant's telephone number including area code:  (702) 246-0761

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
Yes___x___No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

5,400,000 shares of common stock outstanding at December 31, 1996

                              AMERICAN EAGLE RESOURCES, INC.
                              10-Q FOR QUARTER ENDED 12-31 96
                              Commission File No. 0-12570

INDEX

                                                                   Page Number

Part I - Financial Information

Item 1.      Financial Statements:

             Consolidated Balance Sheets as at December 31, 1996
             (unaudited) and June 30, 1996                               3

             Consolidated Statements of Operations for
             the three months ended December 31, 1996,
             1995, and 1994 (unaudited)                                  4

             Consolidated Statements of Cash Flows for the
             three months ended December 31, 1996, 1995,
             and 1994 (unaudited)                                        5

             Notes to Consolidated Financial Statements
             (unaudited)                                                 6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        10

Part II - Other Information

Item 6.      Exhibits and Reports of Form 8-K                           11

             Signatures                                                 12

                              AMERICAN EAGLE RESOURCES, INC.
                              10-Q FOR QUARTER ENDED 12-31 96
                              Commission File No. 0-12570

             AMERICAN EAGLE RESOURCES, INC.
             CONSOLIDATED BALANCE SHEET

                                          December 31, 1996     June  30, 1996

Assets
Current Assets
Cash                                    $       30,547           $      48,545
Accounts Receivable                             27,987                  56,846
Prepaid Expenses                                 9,025                  14,978
Total Current Assets                    $       67,559           $     120,369

Property and Equipment - Net               -                   -

Other Assets
Marketable Securities at cost                1,058,125               1,058,125
Restricted Cash                                366,232                 365,872
Due from Related Party                          55,121                  55,121
Total Other Assets                      $    1,479,478           $   1,479,118

Total Assets                            $    1,547,037           $   1,599,487

Liabilities and Shareholders' Equity (Deficiency)
Current Liabilities
Accounts Payable                        $       10,798           $      21,845
Accrued and Other Liabilities                   10,134                   9,316
Total Current Liabilities               $       20,932           $      31,161

Long Term Liabilities
Reclamation                                    460,148           $     113,601
Due to Related Parties                       2,549,919               2,521,426
Total Long Term Liabilities             $    3,010,067           $   2,635,027

Shareholders' Equity (Deficiency)
Common Shares, par value $0.01 per share
30,000,000 shares aurthorized
5,400,000 shares issued and outstanding         54,000                  54,000
Additional Paid-in Capital                  15,088,360              15,088,360
Deficit                                    (16,626,322)            (16,208,701)
Total Shareholders' Equity (Deficiency)     (1,483,962)             (1,066,341)
Total Liabilities & Shareholders' Equity  $  1,547,037            $  1,599,847

(See accompanying notes to the consolidated financial statements)


                              AMERICAN EAGLE RESOURCES, INC.
                              10-Q FOR QUARTER ENDED 12-31 96
                              Commission File No. 0-12570

                     AMERICAN EAGLE RESOURCES, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                                            Six months ended December 31
                                         1996           1995           1994
Revenue
Mineral Sales and Royalties            128,346         475,589        305,849
Interest Income and Other               15,848          17,106          4,827
                                       144,194         492,695        310,676

Expenses
Mine Operating Costs                   151,636         428,238        417,855
Mineral Exploration                       0               0              0
Reclamation Expense                    360,000            0              0
Depreciation and Depletion             142,558          92,404           0
General and Administration              50,179           5,716         68,738
                                       561,815         576,512        578,997

Net Loss for the Period               (417,621)        (83,817)      (268,321)

Net Loss per share                       (0.02)         (0.002)         (0.05)

Weighted average shares
Outstanding                          5,400,000       5,400,000      5,400,000



                              AMERICAN EAGLE RESOURCES, INC.
                              10-Q FOR QUARTER ENDED 12-31 96
                              Commission File No. 0-12570

                AMERICAN EAGLE RESOURCES, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS

                                              Three months ended December 31

                                              1996          1995          1994
Net Profit (Loss)                          (417,621)      (83,817)    (268,321)
Adjustments to reconcile net loss
to net cash provided by (used in)
Operating Activities
(Gain) loss on sale of assets                  0             0          (2,122)
Depreciation and Depletion                     0          142,558       92,404
Reclamation expense                         346,547        17,986       11,692
(Increase) decrease in accounts receivable   28,859          (225)     (32,597)
(Increase) decrease in prepaid expenses       5,953       (17,883)      (2,279)
(Increase) in due to  related party          28,493         9,221      296,833
(Increase) decrease in other assets          15,148          0            0
Increase (decrease) in accounts payable     (11,047)       13,125      (44,205)
Increase (decrease) in accrued and
other liabilities                               818       (10,492)      (2,077)
Total adjustments                           399,623       154,290      332,797
Net Cash used in Operations                 (17,998)       70,473       64,476

Purchase of Equipment                          0         (68,209)      (15,414)

Financing Activities                           0            0          (55,521)

Increase (Decrease) in Cash                (17,998)        2,264        (6,459)

Cash - Beginning of  Period                 48,545        48,000        20,888

Cash - End of Period                        30,547        50,264        14,429


                              AMERICAN EAGLE RESOURCES, INC.
                              10-Q FOR QUARTER ENDED 12-31 96
                              Commission File No. 0-12570

                            AMERICAN EAGLE RESOURCES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

1.         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

           Nature of Business - American Eagle Resources, Inc., (the"Company") is primar-ily engaged in the exploration, development, and production of precious metals. As of December 31, 1996, the Company's only operating activity was a 40% interest in the Golden Eagle Mine Joint Venture ( formerly the Flowery Mine), located in the Storey county of Nevada. Revenues generated from production at the Golden Eagle Mine are primarily received from a single refiner. Mining stopped on January 11, 1996, but leaching will continue until is no longer economically feasible.

Basis of Presentation - The financial statements include the accounts of American Eagle Resources, Inc. (the "Company") and a proportionate share of the accounts of the Golden Eagle Mine Joint Venture in which the Company has an interest. All material inter-company balances and transactions have been eliminated.

Restricted Cash - Restricted cash consists of certificates of deposit held as collateral for the performance of the Companies reclamation activities.

Property and Equipment - Property acquisition costs and mine development costs incurred to expand the capacity of the operating mine, develop new ore bodies or develop new areas substantially in advance of current production are capitalized. When commercial production commences, depletion of such costs is computed using the unit-of-production method based on estimated recoverable ore reserves. When a mining property is determined to be non-commercial, non-productive, or its value impaired, the remaining capitalized costs are expensed to the extent that they exceed the estimated net realizable value. Mine exploration costs and mine development costs related to current production are expensed as incurred.

Buildings and equipment are depreciated using the straight-line method over estimated useful lives of ten years and five years respectively.

The Company ceased mining operations during fiscal 1996 and management does not intend to further explore, expand or develop the properties owned and leased by the Golden Eagle Mine Joint Venture.

                              AMERICAN EAGLE RESOURCES, INC.
                              10-Q FOR QUARTER ENDED 12-31 96
                              Commission File No. 0-12570


Accordingly, an impairment allowance of $442,181 was established as of June 30, 1996 which fully reserved the remaining net book value of property and equipment.

Revenue Recognition - Revenue is recognized when gold shipments are made.

Net Loss Per share - The computation of net loss per share is based on the Company's reported net loss and the weighted average number of shares of common stock outstanding.

Reclamation - Estimated reclamation costs are accrued over the estimated life of the mine on a unit-of-production basis. Estimated additional reclamation costs of $360,000 have been added bringing the anticipated reclamation total to $ 524,312.

Impairment of Long-Lived Assets - Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, was issued by the Financial Accounting Standards Board ("FASB") in March 1995, and established accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted the provisions of SFAS No. 121 during the year ended June 30, 1996. The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

Reclassifications - Certain amounts have been reclassified to conform with the current year's presentation.

2.         PROPERTY AND EQUIPMENT

           Property and Equipment has been fully reserved

3.         INVESTMENT IN MIRAMAR MINING CORPORATION

           The Company's Investment in Miramar Mining Corporation ("Miramar") represents and approximate 2% interest in that Company. Miramar is a mining Company listed on the NASDAQ Stock Exchange and is a related party. At December 31, 1996 and 1995, this investment was recorded at cost, which was less than market value. Due to the related party nature of the investment, the investment is not recorded above original cost basis.

                              AMERICAN EAGLE RESOURCES, INC.
                              10-Q FOR QUARTER ENDED 12-31 96
                              Commission File No. 0-12570

4.         INCOME TAXES

           No provision for income taxes has been recorded in the financial statements due to the net losses of the Company. At June 30, 1996, the Company had net operating loss ("NOL") carryforwards of $15,207,207, which expire up to the year ending June 30, 2011. The Company has not recognized a deferred tax asset relating to these carryforwards.

          The NOL carryforwards generated through the date of the Company's reorganization in 1990 are subject to an annual limitation of $272,858. The NOL carryforwards generated subsequent to such reorganization are allowed with-out limitation. Therefore, total NOL carryforwards actually available to offset future taxable income will be limited to approximately $6,500,000 before fully expiring during the year ending June 30, 2011. Subsequent ownership changes could further reduce available NOL carryforwards. The annual limitation, and therefore the NOL carryforwards available, are increased by any recognized built-in gains during a taxable year as provide by Internal Revenue Code Section 382.

          The Company has adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (FAS109). The Company had no recorded deferred taxes before or after implementation of FAS 109 and, accordingly, there was no cumulative or current period effect from the adoption of FAS 109.

          Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial report-ing purposed and such amount recognized for tax purposes and the impact of net operating loss carryforwards. The components of the Company's deferred tax assets as of June 30, 1996 were as follows:

Benefit from net operating loss carryovers                       $5,170,450
Benefit from investment tax credit carryovers                    $  129,120
Other                                                            $  164,777
Total                                                             5,464,347
Valuation Allowance                                              (5,464,347)
Net                                                              $    -

                              AMERICAN EAGLE RESOURCES, INC.
                              10-Q FOR QUARTER ENDED 12-31 96
                              Commission File No. 0-12570


5.         RELATED PARTY TRANSACTIONS

           In September 1989, the Company entered into a joint venture agree-ment with Miramar Gold Corporation ("Miramar Gold"), a Nevada corporation for the operation of mining properties and equipment (the Golden Eagle Mine Joint Venture). Miramar Gold is a wholly owned subsidiary of Miramar (see Note 3), which has a 16% interest in the Company. Mr. W.H. Berukoff is President and a member of the Board of Directors of the Company. He is also President and a member of the Board of Directors of Miramar Gold and Miramar. Under the terms of the agreement, the Company received 20% of the revenues and paid 40% of the expenses from mining operations until Miramar had received the sum of $1,000,000. Beginning in September, 1994, the Company received 40% of the revenues and paid 40% of the expenses.

         At December 31, 1996, the Company had a payable to Miramar Gold of $2,549,919 for costs paid by Miramar Gold on behalf of the Company. The Company classifies this payable as non-current as Miramar Gold has represented it will not demand payment in fiscal 1997.

         At December 31, 1996, the Company has a receivable of $53,261 from a Company controlled by the President of the Company as well as a receivable of $1,860 from other companies that are controlled by the President of the Company. The Company classifies this amount as non-current as significant re-payments are not expected within a year.

                              AMERICAN EAGLE RESOURCES, INC.
                              10-Q FOR QUARTER ENDED 12-31 96
                              Commission File No. 0-12570

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The profitability of the Company's operations in any one accounting period is directly related to, among other things: 1) the average realized price of gold and silver; 2) the average ore grade; 3)the rate of production of ore.

In the current year mining stopped on January 11, 1996, but leaching of the previously stacked ore has continued and will continue until it is no longer economically feasible.

During the first six months, net production was 606 ounces of gold and 10,119 ounces of silver of which the Company's share is 242 ounces of gold and 4,048 ounces of silver.

Liquidity and Capital Resources

                                      Dec  31        June 30         Increase
                                        1996           1996         (Decrease)
Current Assets                       $  67,559       $120,369       $ (52,810)
Current Liabilities                     20,932         31,161         (10,229)
Working Capital                      $  46,627      $  89,208       $ (42,581)

Working capital decreased due to slow down of leaching process and due to the cessation of mining there was no new ore placed on the pad.

Only leaching and reclamation work was in process during the first and second quarter.

The Company is in the process of evaluating various future business directions.

                              AMERICAN EAGLE RESOURCES, INC.
                              10-Q FOR QUARTER ENDED 09-30 96
                              Commission File No. 0-12570

                    PART II - OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS OF FORM 8-K

     A)         NONE

     B)         NONE

                              AMERICAN EAGLE RESOURCES, INC.
                              10-Q FOR QUARTER ENDED 09-30 96
                              Commission File No. 0-12570


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the under-signed thereunto duly authorized.



                                             AMERICAN EAGLE RESOURCES, INC.


Date:                                        By:  Margaret E. Stewart
                                                  Authorized Representative


Date:                                        By:  James McKay
                                                  Director