Form 10-Q
period 1997-03-31
AMERICAN EAGLE RESOURCES INC
filed 1997-05-16
CIK 731297

AMERICAN EAGLE RESOURCES, INC.
                                       10-Q FOR QUARTER ENDED 03-31-97
                                         Commission File No. 0-12570

                         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  QUARTER ENDED                                             COMMISSION
FILE
March  31,  1997                                                       Number:
0-12570

                        AMERICAN EAGLE RESOURCES, INC.
            (Exact name of registrant as specified in its charter)


     Delaware                                                       95-3494141
     --------                                                       ----------
(State  of  other  jurisdiction  of                           (I.R.S. Employer
incorporation  or  organization)                           Identification No.)

              Six Mile Canyon Road, Virginia City, Nevada  89502
              --------------------------------------------------
            (Address of principal executive office)     (Zip code)

Registrant's  telephone  number  including  area  code:    (702)  246-0761

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
Yes___x___No______
   -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

5,400,000  shares  of  common  stock  outstanding  at  March  31,  1997

                              AMERICAN  EAGLE  RESOURCES,  INC.
                              10-Q  FOR  QUARTER  ENDED  03-31-97
                                         Commission File No. 0-12570


                         AMERICAN EAGLE RESOURCES INC.

                                   FORM 10-Q

                                     INDEX

                                                  Page  Number
                                                  ------------

Part  I  -  Financial  Information
----------------------------------

Item  1.          Financial  Statements:

          Consolidated  Balance  Sheets  as  at  March  31,  1997
          (unaudited)  and  June  30,  1996                                  3

          Consolidated  Statements  of  Operations  for
          the  three  months  ended  March  31,  1997,
          1996,  and  1995  (unaudited)                                      4

          Consolidated  Statements  of  Cash  Flows  for  the
          three  months  ended  March  31,  1997,  1996,
          and  1995  (unaudited)                                             5

          Notes  to  Consolidated  Financial  Statements
          (unaudited)                                                        6

Item  2.                    Management's  Discussion and Analysis of Financial
          Condition  and  Results of Operations                             10

Part  II  -  Other  Information
-------------------------------

Item  6.                    Exhibits  and  Reports  of  Form  8-K
11

          Signatures                                                        12



                                                AMERICAN EAGLE RESOURCES, INC.

                                                  CONSOLIDATED BALANCE SHEET



                                                    March 31, 1997    June  30, 1996
                                                   ----------------  ----------------

Assets
Current Assets
Cash                                               $        39,524   $        48,545
Accounts Receivable                                          9,340            56,846
Prepaid Expenses                                            10,970            14,978
                                                   ----------------  ----------------
Total Current Assets                               $        59,834   $       120,369

Property and Equipment - Net                                                       -                        -

Other Assets
  Marketable Securities at cost    1,058,125             1,058,125
  Restricted Cash                                          366,232           366,232   Due from Related Party  55,121  55,121
                                                                                                               ------  ------
Total Other Assets                                 $     1,479,478   $     1,479,478
                                                   ----------------  ----------------

Total Assets                                       $     1,539,312   $     1,599,847

Liabilities and Shareholders' Equity (Deficiency)
Current Liabilities
Accounts Payable                                   $        20,165   $        21,845
Accrued and Other Liabilities                                3,018             9,316
                                                   ----------------  ----------------
Total Current Liabilities                          $        23,183   $        31,161

Long Term Liabilities
Reclamation                                                440,365   $       113,601
Due to Related Parties                                   2,618,087         2,521,426
                                                   ----------------  ----------------
Total Long Term Liabilities                        $     3,058,452   $     2,635,027

Shareholders' Equity (Deficiency)
-------------------------------------------------
Common Shares, par value $0.01 per share
30,000,000 shares authorized
5,400,000 shares issued and outstanding   54,000            54,000
Additional Paid-in Capital                              15,088,360        15,088,360
Deficit                                                (16,684,683)      (16,208,701)
                                                   ----------------  ----------------
Total Shareholders' Equity
(Deficiency)                                            (1,542,323)     (  1,066,341)
                                                   ----------------  ----------------
Total Liabilities & Shareholders'
Equity                              $1,539,312     $     1,599,847


(see  accompanying  notes  to  the  consolidated  financial  statements)








                              AMERICAN  EAGLE  RESOURCES,  INC.
                              10-Q  FOR  QUARTER  ENDED  03-31-97
                                                 Commission File No. 0-12570

                                 AMERICAN EAGLE RESOURCES, INC.
                CONSOLIDATED  STATEMENT  OF  OPERATIONS



                             Nine months ended March 31
                                        1997                        1996                1995
                             ---------------------------  -------------------------  ----------

Revenue
---------------------------
Mineral Sales and Royalties                      28,252                    659,517     557,126
Interest Income and Other                        29,227                     32,152       6,035
                             ---------------------------  -------------------------  ----------
                                                157,479                    691,669     563,161

Expenses
Mine Operating Costs                            151,753                    524,348     606,402
Mineral Exploration                                   -
Reclamation                                     421,303
Depreciation and Depletion                      202,592                    144,604
General and Administration                       60,405                     32,901     106,259
                             ---------------------------  -------------------------  ----------
                                                633,461                    759,841     857,265

Net Loss for the Period                        (475,982)  68,172           294,104
                             ---------------------------  -------------------------

Net Loss per share                                (0.09)                     (0.01)      (0.05)

Weighted average shares
Outstanding                                   5,400,000                  5,400,000   5,400,000





                              AMERICAN  EAGLE  RESOURCES,  INC.
                              10-Q  FOR  QUARTER  ENDED  03-31-97
                                                            Commission File No. 0-12570

                                            AMERICAN EAGLE RESOURCES, INC.
                CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                         Nine  months  ended  March  31


                                                               1997                       1996                1995
                                                     ------------------------  ---------------------------  ---------




Net Profit (Loss)                                                   (475,982)                     (68,172)  (294,104)
Adjustments to reconcile net loss
to net cash provided by (used in)
Operating Activities
Depreciation and Depletion                                           202,592                      144,604
Reclamation expense                                                  326,764                       18,558     18,504
(Increase) decrease in accounts receivable  47,506                    10,779                     (295,585)
(Increase) decrease in prepaid expenses      4,008                    11,907)                       4,791
(Increase) in due to  related party                                   96,661                      164,594    538,631
(Increase) decrease in other assets                                   15,148
Increase (decrease) in accounts payable              (1,680)         (36,056)                     (68,081)
Increase (decrease) in accrued and
other liabilities                                                     (6,298)  (11,047)             1,885
                                                     ------------------------  ---------------------------
Total adjustments                                                    466,961   337,513            359,897
                                                     ------------------------  ---------------------------
Net Cash used in Operations                                          ( 9,021)                     269,341     65,793

Purchase of Equipment                                               (103,926)                     (30,268)
Financing Activities                                                 (55,521)
                                                     ------------------------

Increase (Decrease) in Cash                                           (9,021)                     165,415    (19,996)

Cash - Beginning of  Period                                           48,545                       48,000     20,888
                                                     ------------------------  ---------------------------  ---------

Cash - End of Period                                                  39,524                      213,415        892



                              AMERICAN  EAGLE  RESOURCES,  INC.
                              10-Q  FOR  QUARTER  ENDED  03-31-97
                                         Commission File No. 0-12570

                        AMERICAN EAGLE RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.            NATURE  OF  BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of  Business-  All  mining, exploration, development and production of
--------------------
precious  metals has ceased.  The only remaining activity in it's 40% interest
---
of the Golden Eagle Mine Joint Venture ( formerly the Flowery Mine) is reclamation work.

Basis  of  Presentation  -  The  financial  statements include the accounts of
-----------------------
American  Eagle  Resources,  Inc. (the "Company") and a proportionate share of
-----
the  accounts of  the Golden Eagle Mine Joint Venture in which the Company has
--
an interest. All material inter-company balances and transactions have been eliminated.

Restricted  Cash - Restricted cash consists of certificates of deposit held as
----------------
collateral  for  the  performance  of  the  Companies  reclamation activities.


The Company ceased mining operations during fiscal 1996 and leaching stopped in the second quarter of fiscal 1997; only reclamation work is being carried out. Management does not intend to further explore, expand or develop the properties owned and leased by the Golden Eagle Mine Joint Venture.

Accordingly, an impairment allowance of $442,181 was established as of June 30, 1996 which fully reserved the remaining net book value of property and equipment.

Revenue  Recognition  - Any revenue is recognized when gold shipments are made
--------------------

Net  Loss  Per  share  - The computation of net loss per share is based on the
---------------------
Company's  reported  net  loss  and  the  weighted average number of shares of
---
common  stock  outstanding.
---

Reclamation  - Estimated reclamation costs are accrued over the estimated life
-----------
of the mine on a unit-of-production basis. Total anticipated reclamation costs are estimated to be $524,312, of which $83,947. has been expended through March 31, 1997, reducing the accrual to $440,365.

Impairment  of Long-Lived Assets - Statement of Financial Accounting Standards
--------------------------------
("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, was issued by the Financial Accounting Standards Board ("FASB") in March 1995, and established accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted the provisions of SFAS No. 121 during the year ended June 30, 1996. The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

Reclassifications - Certain amounts have been reclassified to conform with the
-----------------
current  year's  presentation.

2.          PROPERTY  AND  EQUIPMENT

     Property  and  Equipment  has  been  fully  reserved  (see  note  1).

3.          INVESTMENT  IN  MIRAMAR  MINING  CORPORATION

     The Company's Investment in Miramar Mining Corporation ("Miramar") represents and approximate 2% interest in that Company. Miramar is a mining Company listed on the NASDAQ Stock Exchange and is a related party. At March 31, 1997 and 1996, this investment was recorded at cost, which was less than market value. Due to the related party nature of the investment, the investment is not recorded above original cost basis.

4.          INCOME  TAXES

     No provision for income taxes has been recorded in the financial statements due to the net losses of the Company. At June 30, 1996, the Company had net operating loss ("NOL") carryforwards of $15,207,207, which expire up to the year ending June 30, 2011. The Company has not recognized a deferred tax asset relating to these carryforwards.

     The NOL carryforwards generated through the date of the Company's reorganization in 1990 are subject to an annual limitation of $272,858. The NOL carryforwards generated subsequent to such reorganization are allowed without limitation. Therefore, total NOL carryforwards actually available to offset future taxable income will be limited to approximately $6,500,000 before fully expiring during the year ending June 30, 2011. Subsequent ownership changes could further reduce available NOL carryforwards. The annual limitation, and therefore the NOL carryforwards available, are increased by any recognized built-in gains during a taxable year as provide by Internal Revenue Code Section 382.

     The Company has adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (FAS109). The Company had no recorded deferred taxes before or after implementation of FAS 109 and, accordingly, there was no cumulative or current period effect from the adoption of FAS 109.

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposed and such amount recognized for tax purposes and the impact of net operating loss carryforwards. The components of the Company's deferred tax assets as of June 30, 1996 were as follows:

     Benefit  from  net  operating  loss  carryovers               $ 5,170,450
     Benefit  from  investment tax credit carryovers               $   129,120
     Other                                                         $   164,777
                                                                   -----------
     Total                                                           5,464,347
     Valuation  Allowance                                          (5,464,347)
                                                                   -----------
     Net                                                            $        -

5.          RELATED  PARTY  TRANSACTIONS

     In September 1989, the Company entered into a joint venture agreement with Miramar Gold Corporation ("Miramar Gold"), a Nevada corporation for the operation of mining properties and equipment (the Golden Eagle Mine Joint Venture). Miramar Gold is a wholly owned subsidiary of Miramar (see Note 3), which has a 16% interest in the Company. Mr. W.H. Berukoff is President and a member of the Board of Directors of the Company. He is also President and a member of the Board of Directors of Miramar Gold and Miramar. Under the terms of the agreement, the Company received 20% of the revenues and paid 40% of the expenses from mining operations until Miramar had received the sum of $1,000,000. Beginning in September, 1994, the Company received 40% of the revenues  and  paid  40%  of  the  expenses.

     At March 31, 1997, the Company had a payable to Miramar Gold of $2,618,087 for costs paid by Miramar Gold on behalf of the Company. The Company classifies this payable as non-current as Miramar Gold has represented it will not demand payment in fiscal 1997.

At March 31, 1997, the Company has a receivable of $53,261 from a Company controlled by the President of the Company as well as a receivable of $1,860 from other companies that are controlled by the President of the Company. The Company classifies this amount as non-current as significant repayments are not expected within a year.

                              AMERICAN  EAGLE  RESOURCES,  INC.
                              10-Q  FOR  QUARTER  ENDED  03-31-97
                              Commission  File  No.  0-12570

ITEM  2  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------------
RESULTS  OF  OPERATIONS
-----------------------

Results  of  Operations
-----------------------

The profitability of the Company's operations in any one accounting period is directly related to, among other things: 1) the average realized price of gold and silver; 2) the average ore grade; 3)the rate of production of ore.

Effectively all operations have ceased as at the end of the second quarter, and only reclamation work is being carried out.

During the first six months, net production was 606 ounces of gold and 10,119 ounces of silver of which the Company's share is 242 ounces of gold and 4,048 ounces of silver.


Liquidity  and  Capital  Resources
----------------------------------
                    Mar  31                    June  30,              Increase
                         1997                    1996               (Decrease)
Current  Assets                   $59,834          $120,369          $(60,535)
Current  Liabilities             23,183              31,161            (7,978)
Working Capital          $ 36,651          $  89,208                 $(52,557)

Working capital decreased due to cessation of all activities, other than reclamation.

Leaching ceased by the end of the second quarter, and only reclamation work remains.

The Company is in the process of evaluating various future business directions.


                          PART II - OTHER INFORMATION

ITEM  6.          EXHIBITS  AND  REPORTS  OF  FORM  8-K

     A)          NONE

     B)          NONE

                              AMERICAN  EAGLE  RESOURCES,  INC.
                              10-Q  FOR  QUARTER  ENDED  03-31-97
                              Commission  File  No.  0-12570


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.



                              AMERICAN  EAGLE  RESOURCES,  INC.


Date:                                              By:     Margaret E. Stewart
                                   Authorized  Representative


Date:                                                      By:     James McKay
                                   Director