Form 10-K
period 1997-06-30
AMERICAN EAGLE RESOURCES INC
filed 1997-10-07
CIK 731297

SECURITIES  AND  EXCHANGE  COMMISSION
Washington,  D.C.  20549
FORM  10-K

ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)  OF
THE  SECURITIES  EXCHANGE  ACT  OF  1939

For  the  Fiscal  Year  Ended                           Commission File Number
     June  30,  1997                                                   0-12570

                        AMERICAN EAGLE RESOURCES, INC.
            (Exact name of registrant as specified in its charter.)

          Delaware                                              95-3494141
    (State  or  other  jurisdiction  of                      (I.R.S. Employer
     incorporation  or  organization)                      Identification No.)

                  P.O. Box 859,  Virginia City, Nevada 89440
         -------------------------------------------------------------
              (Address of principal executive offices)(Zip Code)

                                (702) 246-0761
                       ---------------------------------
                        (Registrant's telephone number)

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:
          None                                           None
    (Title  of  Each  Class)                  (Name of Each Exchange on Which
          Registered)


         SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
     Common  Stock,  par  value  $0.01                   None
        (Title of Each Class)               (Name of Each Exchange on Which
                                                      Registered)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such
filing  requirements  for  the past 90 days.  Yes ___X____       No _________.
                                                     -

     The aggregate market value of the voting stock held by non-affiliates of the Company cannot be readily determined: see page 13 Item 5, Market for Company's Common Equity and Related Stockholder Matters.

     The  number  of shares of common stock of the Company outstanding at June
30,  1997  -    5,400,000.

TABLE  OF  CONTENTS

PART    I                                                                 Page

tem    1.  Business:                                                         4
a.          General  Development  of  Business                               4
b.          Financial  Information  about  Industry  Segments
5
c.          Narrative Description of Business                                5

Item    2.  Properties:                                                      9
a.          General                                                          9
b.          Golden Eagle Mine (Formerly the Flowery Project)                 9
c.          Occidental  Claims                                              13

Item    3.  Legal  Proceedings                                              13

Item    4.  Submission  of  Matters  to  a  Vote  of  Security  Holders:    13

PART  II

Item    5.  Market  for  Company's  Common  Equity  and  Related
            Stockholder  Matters.                                           14
a.          Market  Information                                             14
b.          Holders                                                         15
c.          Dividends                                                       15
Item    6.  Selected Financial Data                                         15
Item    7.  Management's  Discussion  and  Analysis  of  Financial
            Condition  and  Results  of  Operations.                        16
Item    8.  Financial Statements and Supplementary Data                     20
Item    9.  Changes  in  and  Disagreements  with  Accountants  on
            Accounting and Financial Disclosure                             20


PART  III                                                                   21

Item    10. Directors and Executive Officers of the Registrant              21
Item    11. Executive  Compensation                                         22
Item    12. Security  Ownership  of  Certain  Beneficial  Owners
            and  Mgm                                                        23
Item    13. Certain  Relationships  and  Related  Transactions              24

PART    IV                                                                  25

Item    14. Exhibits,  Financial  Statement Schedules, & Reports on Form 8K 25

SIGNATURES                                                                  27

PART  I

ITEM          1.          BUSINESS:

A.          GENERAL  DEVELOPMENT  OF  BUSINESS

     American Eagle Resources, Inc. (the "Company") is a Delaware corporation that was engaged in the exploration of mining properties, and the development and production of gold, silver and other metals. The Company presently has ceased conducting any of those aforementioned activities, and is strictly in the reclamation phase on its mining properties in Nevada. Any previous mining activity was conducted through direct ownership of properties, either alone or in joint ventures with others, and leasing of mineral properties. A description of the principal properties of the Company is contained in Item 2, Properties.

     During the fiscal years ended June 30, 1997 and 1996, the Company operated one mine, the Golden Eagle Mine, formerly, the Flowery Mine, (the
"Mine"), in Storey County, Nevada. For further details, see Item 1 (c), Narrative Description of Business, and Item 2 (b), Properties - Golden Eagle Mine.

     The  Company's  executive  offices  are  located at Six Mile Canyon Road,
Virginia  City,  NV  89440  (telephone  number:  (702)  246-0761).
     The Company was originally named the Carpenter-Morrison Uranium and Oil Company, Inc. and was incorporated under the laws of Utah in 1954. From the late 1950's through 1974, the Company was inactive. In 1974, the Company changed its name to International Land and Exploration Corporation, and in 1977 changed its name to Alhambra-Atlanta Gold Mines and Properties Inc. In January, 1978 the Company was re-incorporated under the laws of Delaware and in February, 1978 changed its name to Alhambra Mines, Inc.

     In October, 1989 a Restated Certificate of Incorporation was filed with the Secretary of State of Delaware. The Restated Certificate of Incorporation of the Company was duly adopted pursuant to and in accordance with Section 303 of the Delaware General Corporation Law in connection with an Order Confirming Amended Plan of Reorganization entered by the United States Bankruptcy Court, District of Nevada, on August 16, 1989. Consistent with the plan, the name of the Company was changed from Alhambra Mines, Inc. to American Eagle Resources, Inc.

     In 1991 the Company reduced its holdings in General Minerals of America, Inc. ("GMA") to 750,000 shares. Since this no longer represented a majority holding, GMA was not consolidated as a subsidiary in 1991 and the value of the remaining shares were written down to zero.

     In  1992  the Company was able to sell these remaining 750,000 shares for
$75,000.    This  resulted  in a gain of the full $75,000 since the shares had been  written  down  to  zero  in  the  previous  year.

     As of June 30, 1997 the Company employed 7 (June 30, 1996 - 9) full-time employees, one of whom is a director of the Company. In addition to utilizing additional hourly employees when needed, the Company, on occasion, uses outside consultants and specialists for technical advice on mining matters. The Mine is 40% owned by the Company in a joint venture with Miramar Gold Corporation.

DISCUSSION  OF  THE  COMPANY'S  BANKRUPTCY  PROCEEDINGS.
--------------------------------------------------------

     On March 14, 1988 the Company filed a voluntary petition for reorganization (Chapter 11) in the United States Bankruptcy Court for the District of Nevada. The Company was authorized by the Court to continue managing and operating its business as debtor-in-possession, subject to the authority of the Bankruptcy Court.

     On January 4, 1990 the Reorganized Debtor's application for Final Decree was granted by the Bankruptcy Court. This was based on the fulfillment of all the provisions of the Debtor's Amended Plan of Reorganization which was approved by the Bankruptcy Court on August 16, 1989. Among other things, the Amended Plan of Reorganization provided for the sale of 60% of all the Company's assets for $1,000,000 and 1,000,000 shares of Miramar Mining Corporation common stock, whose shares are listed for trading on the Vancouver and Toronto Stock Exchanges, and the NASDAQ Stock Market; payments to secured and unsecured creditors; 4,320,000 new shares of common stock to the parties funding the Plan and issuance of 215,853 new shares of common re-organized stock.

     After implementation of the Plan, the Company eliminated much of its debt, increased its working capital, eliminated its outstanding preferred shares and had issued and outstanding 5,400,000 shares of common stock in the reorganized Company.

B.          FINANCIAL  INFORMATION  ABOUT  INDUSTRY  SEGMENTS.

     This item does not apply because the Company has only one business segment.

B.    NARRATIVE  DESCRIPTION  OF  BUSINESS.

     The sole business of the Company consisted of the exploration and development of mining properties. During this fiscal year, the Company leached the remaining ore that had been previously stacked, and in January, 1997, the Company went into their reclamation program full-time, ceasing any mining or leaching activity.

     In September, 1989 as stipulated in the May 29, 1989 purchase agreement among Miramar Mining Corporation, its subsidiary Miramar Gold Corporation ("Miramar") and the Company, a joint venture agreement was formed for the management and operation of the Mine and other assets jointly owned by Miramar (60%) and the Company (40%). (See the discussion related to the Amended Plan of Reorganization above.)

     Under an agreement dated July 1, 1989 and subsequently amended in February, 1990 the Company and Miramar Gold Corporation (the "Companies"), operated the Mine through an independent contractor, Vaughan Construction ("Vaughan") until July 31, 1990 and continued to leach the ore placed on the heap through October, 1990.

     The Companies took control on November 1, 1990 as Operator of the Mine. Mining and plant personnel who have many years experience at the Mine have been employed by the Companies to handle the processing of the ores. Although no new ore was mined in fiscal year 1992, mining recommenced in August, 1992.

PRODUCTION
----------

     Mining stopped on January 11, 1996, and any activity since then consisted
of  leaching  previously  stacked  ore.    In  January,  1997,  leaching  the
aforementioned ore had finished, and the only activity at the site to fiscal year-end has been the reclaiming of the land.

     During the period from August, 1989 to July, 1990 a total of 228,960 tons of ore and 521,806 tons of waste were mined from the Lady Bryan pit. Leaching of this ore continued through July, 1991 and a total of 6,866 ounces of gold and 79,931 ounces of silver were recovered from the heap leach.

     In  August,  1991  the  Company  received  about  15,000 tons of old mine tailings to be processed at Mine. The tails contained gold, silver, and mercury. The Mine facility was chosen from a list of several permitted operating facilities by the owners of the tailings. The tailings were mandated to be removed and processed in accordance with an EPA order. In a report to the EPA, the Company outlined the processing procedures and metal contents of the tailings. All aspects of the project were fully discussed and approved by various public agencies prior to processing.

     Leaching of these tails continued through July, 1992 yielding a project total of 751 ounces of gold and 17,165 ounces of silver.

     In June, 1992 Miramar purchased, on behalf of the Companies, all the mobile equipment necessary to resume production at the Mine at a rate of
40,000 tons per month. During the remainder of June and throughout July, 1992, this equipment was assembled at the Mine site to be ready for production commencement date in the first week of August, 1992.

     Production commenced on August 3, 1992 at the Mine. As of September 18, 1992 a total of 80,000 tons of ore had been mined from the Lady Bryan Pit (see section on drill program below for more details on ore zones) and 55,000 tons crushed and stacked on the existing leach pad. Delays in getting the material onto the leach pad because of under performance by the crushing plant, resulted in a temporary suspension of mining operations for the winter in November, 1992. This allowed the remainder of the ore to be crushed, stacked and loaded on the leach pad prior to the onset of winter. As production filled up the existing leach pad, an already permitted extension to the existing pad was constructed to the north. The pregnant solutions are processed in a Merrill-Crowe plant on site to recover precious metals as precipitates. The precipitates are smelted on site to produce dore (a mix of gold and silver, plus some contaminants) which is shipped to a refinery for processing into pure gold and silver prior to sale.
     During the year ended June 30, 1994, mining of the Bonanza Zone commenced and 172,032 tons of ore were mined, crushed and stacked on the leach pad with an average grade of 0.085 oz/ton gold and 0.67 oz/ton silver. This material contains 14,600 ounces of gold and 116,000 ounces of silver. Leaching operations during that period recovered 5,199 ounces of gold and 52,199 ounces of silver for sale. Mining of the Bonanza Zone and leaching of the material stacked on the leach pad are continuing.

     During fiscal 1994, the extension to the leach pad was completed, providing sufficient pad space for the remainder of the Bonanza Zone mining. A limited exploration program was carried out during the year in a previously untested area between the Berry and Bonanza zones, without intersecting significant mineralization.

     During fiscal 1995, mining of the Bonanza Zone continued and the leaching of the previously stacked ore and the Bonanza ore also continued.

     Fiscal  1996  saw mining stopped on January 11, 1996, but leaching of the
previously  stacked  ore  continued.    During  the 1996 fiscal period, mining
activity  in  general  was  greatly  reduced.

EXPLORATION  AND  DEVELOPMENT  ACTIVITIES
-----------------------------------------

     In describing the Company's business and properties, use of the word "Reserves" means that part of a mineral deposit which it is anticipated could
    -----
be economically and legally extracted or produced based on the current monthly average metal prices quoted and known production costs. "Proven Reserves"
                                                              ---------------
means those unmined reserves that have been outlined accurately in all three dimensions by drilling or underground sampling. Drill-hole spacing must be less than one-half the length of the mineralized interval in the hole; sample spacing underground must follow the same rules. "Probable Reserves" means
                                                      -----------------
those unmined reserves that have been outlined in two dimensions by less closely spaced drilling and sampling and require geologic interpretation to establish extent and grade. Probable ore is where there is little risk of failure of continuity because the geologic factors are known and correctly understood. "Possible Reserves" means those that consist of a mineralized
                ------------------
area which has been drilled, sampled, or exposed in only one dimension, with reasonable projections based on geologic knowledge, including geophysical and
geochemical  surveys.    "Inferred  Reserves"  means  undrilled,  unsampled,
                          ------------------
potential reserves based solely on geologic data, including geophysical, geochemical, and/or structural factors.

DRILL  PROGRAM
--------------

     Mining stopped in January, 1996 and no drill programs have been undertaken since that time.

     In June and July, 1991, the Companies engaged in an extensive drill program on the Mine Property. Based on the recommendations in the July, 1990 technical report prepared by John Schilling, an independent geological consultant and retired Director of the Nevada Bureau of Mines and Geology (the "Schilling Report"), drilling was done with the focus on expanding proven reserves before recommencing production at an expanded rate.

     The Mine Property encompasses all of the Flowery Lode and was drill tested with 106 reverse circulation drill holes during 1991. This drilling tested three of the better understood mineralized portions of the Flowery Lode; the Lady Bryan, the Berry and the North Bonanza zones. Drilling was conducted on close spaced centers, generally in the order of 50 feet, to establish mineable reserves in these three areas. Representative samples of the drill cuttings were collected and sent for assay under the supervision of independent consulting engineers, Mineral Resources Development, Inc. of San Mateo, California.

ORE  RESERVES
-------------

     Based on these drill holes and prior drilling by previous owners, an ore reserve estimate has been made for the three zones drilled. This reserve classifies ore as either crusher grade ore, above an economic cut-off grade of
0.025 oz/ton gold, or run-of-mine ore, above an incremental cost cut-off grade of 0.010 oz/ton gold. The total of all such reserves is the geologic reserve. Conceptual pits were then outlined for each of the three zones drill tested, and ore blocks within the pit are classified as a mineable reserve and those outside as non-mineable resources. A calculated dilution factor of 20% was applied to the mineable reserve to yield a diluted mineable reserve.

     In 1992 the Lady Bryan, Berry and Bonanza zones contained a geologic reserve of 1.65 million tons grading 0.055 oz/ton gold and 0.44 oz/ton silver , of which 1.00 million tons grading 0.063 oz/ton gold and 0.46 oz/ton silver fell within the conceptual pit outlines. When dilution and stripping were taken into account, the diluted mineable ore reserve was calculated to be 1.21 million tons grading 0.052 oz/ton gold and 0.3 oz/ton silver at a stripping ration of 3.36:1.

     Operational practice showed some small reductions in head grade versus that calculated in the reserve report, but also a significant increase in tonnage and greater continuity in the ore zones than was predicted in the ore reserve report.

     A feasibility study for the mining of the Bonanza Zone at the Mine was completed, based on 32 holes drilled by the Company during 1991 and an additional 24 holes completed in late 1992. The revised ore reserves for the Bonanza Zone were 361,715 tons grading 0.064 oz/ton gold and 0.97 oz/ton silver for a gold equivalent grade of 0.076 oz/ton. This reserve contained 22,964 oz of gold and 350,000 oz of silver. The stripping ratio was estimated at 3.44:1.

     Ore reserves at the Mine are contained in three ore zones along the Flowery Lode; Lady Bryan, Berry and Bonanza. Total mineable reserves were estimated in early 1993 at 1,038,000 tons with a gold equivalent grade of
0.064 oz/ton, containing 66,564 ounces of gold equivalent. The overall strip ratio was estimated at 4.0:1.

     Mining operations in fiscal 1996 and 1995 have reduced this reserve by the amounts mined from the Bonanza Zone which totaled 163,565 tons with 0.048 oz/ton gold and 0.837 oz/ton silver in fiscal 1995 and 80,065 tons with .057 oz/ton gold and 0.662 oz/ton silver in the current year.

     No mining has occurred ( only leaching) at the site since January 11, 1996, thus reserves remain at the levels discussed in the previous paragraph.

ADDITIONAL  POTENTIAL
---------------------

     During the latter part of August, 1992, a number of drill holes were completed to test the potential for extensions to the Lady Bryan Zone. This included six holes drilled to the south of the outlined Lady Bryan reserve, and nine holes to the southwest. This drilling has somewhat limited the potential for extensions to the south and indicated a fairly high grade ore shoot to the southwest. During fiscal 1995, it has been determined that further exploration and mining of the Lady Bryan Zone is not profitable given the costs of moving the required equipment and mining the area with current metals prices.

     A total of 24 holes were also drilled in the North Bonanza Zone confirming and better delineating a high grade ore shoot.

ITEM          2.          PROPERTIES:

A.          GENERAL

     The Company's office is located at the minesite. Properties held are described below.


B.          GOLDEN  EAGLE  MINE  (FORMERLY  THE  FLOWERY  PROJECT)

     The Golden Eagle Mine (formerly the Flowery Project), (the "Mine") is situated in the Flowery Mining District of Storey County, Nevada, approximately four miles east of Virginia City.

     The Flowery District was discovered in the 1860's and has been intermittently explored and mined to the present day. From 1924 to 1930, two underground mines in the district produced approximately 100,000 troy ounces of gold from 550,000 short tons.

     From 1979 to 1982 the Anaconda Copper Company conducted extensive exploration and drilled 31 holes totaling 5,000 feet. Results of the drilling indicated more than one million tons of mineralized material containing gold and silver could be available by surface mining methods.

     During July, 1986 the Company engaged Kiewit Mining and Engineering Company of Reno, Nevada to prepare a technical economic feasibility study of the Mine. Kiewit drilled thirteen additional holes totaling more than 2,000 feet. In addition, metallurgical testing was conducted to determine heap leach procedures. In September, 1986 Kiewit reported that a deposit of
670,000 short tons of mineralized material containing 0.054 troy ounces of gold per short ton and 0.43 troy ounces of silver per short ton existed at the property. The feasibility report also indicates the possibility that the project would be economically feasible with a gold price of more than $343.00 per troy ounce.

     Kiewit reported that the mineralized material could be mined by open pit methods and would require the removal of more than 2,000,000 short tons of waste rock. The gold and silver value could be recovered using heap leach technology. Production from the property commenced during October, 1987 however, the Company experienced a lower recovery grade mineralized material than anticipated from the Kiewit study. The initial financing for the Mine was depleted and additional working capital had to be borrowed.

     On December 17, 1987 mining operations at the Mine were temporarily suspended pending the results of a confirmation drilling program within the mine pit to determine the extent and grade of the reserves. 110,000 short tons of material which had been mined and heap leached between mid-October 1987 contained 0.026 troy ounces of gold per short ton, produced approximately 2,300 ounces of gold equivalent (gold and silver combined) with a yield of approximately $1,064,000 which was substantially less than projected.

     Results of the drilling program indicated there were in-pit proven reserves of 150,000 tons grading at 0.051 gold and .50 silver; however, since the Company lacked funding to make continued payments to its contract mining company and to fund additional development and exploration programs necessary to ensure a continuous mining operation, all mining operations were discontinued.

     A Mining and Exploration Potential report on the Mine Property was commissioned by Red Lion Management Ltd. and prepared by Henkel and Associates of Carson City, Nevada in December, 1988 stating an initial drill program indicated ore reserves of approximately 250,000 tons having a grade of approximately 0.05 ounces of gold per ton and 0.50 ounces of silver per ton.

     On July 1, 1989 the Companies entered into an agreement with Vaughan Construction ("Vaughan") a mining construction firm, for the operation of the Mine. Leaching began in August, 1989 and recovered 297 ounces of gold and 3,940 ounces of silver from the ore placed on the pad in 1987. This resulted in a net recovery of 2,270 ounces of gold and 26,188 ounces of silver from the 1987 operations. Between August, 1989 and July, 1990 a total of 228,960 tons of ore and 521,806 tons of waste were mined by Vaughan from the Lady Bryan pit.

     In  December, 1989 and January, 1990 a drill program was conducted at the
Mine.    Results  from  the  drilling  confirmed  certain  geologic  concepts originally formulated by the Anaconda Company when it held the Mine Property during 1979-82. Eight holes drilled in the Bonanza area encountered gold mineralization of economic interest.

     Miramar Gold Corporation, the Company's joint venture partner at the Mine, entered into an agreement on January 30, 1990 with Dragon Consolidated in which Miramar acquired all Dragon's rights and interests in the Mine. Final payment was made on the underlying purchase option on the Otte Fee land, which is now owned 60% by Miramar and 40% by the Company. In May, 1991 Miramar transferred a 40% interest in the 85 unpatented claims purchased from Dragon to the Company. Fifty-seven new claims were staked by the Companies during the 1990 fiscal year and an additional block of 63 claims in the same area were staked in the 1991 fiscal year to expand the property holdings over what is believed to be geologically favorable ground.

     An extensive drill program consisting of 106 holes in three areas was conducted by the Companies in June and July, 1991. The results of this extensive program are summarized in an April, 1992 report by Kevin Russell, Stephen P. Quin and Fred Holabird.

     As a results of the favorable reserve calculations and an opportunity to purchase the equipment of another Nevada mine which was closing down, the Companies decided to commence production. It was then decided that the Companies would operate the mine without using a contractor. In May, 1992 the Companies purchased the majority of the equipment required to commence production at a rate of 40,000 tons per month. This equipment included four 35 ton trucks, D9 sized bulldozer, 8 cubic yard loader, road grader, rotary blast hole/RC drill rig and a complete crusher line. The Company also acquired all the associated equipment necessary to commence production
including    conveyors  and  an  inventory  of  spare  parts.

     Staff  was  hired  to  assemble  all  necessary  components of the mining
operation.    The name of the project was changed from the Flowery Mine to the
Golden  Eagle  Mine.

     Production commenced on August 3, 1992 at a rate of 40,000 tons of ore per month to be mined, crushed, and stacked on the leach pad. A total of 80,000 tons of ore had been mined and delivered to the crusher, while 55,000 tons had been crushed and stacked on the leach pad. Production blast holes generally confirmed or increased the reserve versus that predicted by the exploration drilling. Delays in getting this material onto the leach pad because of under performance by the crushing plant resulted in a temporary suspension of mining operations for the winter in November 1992. This allowed the remainder of the ore to be crushed, stacked and loaded on the leach pad prior to the onset of winter. Leaching operations continued throughout the winter and net production at June 30, 1993 was 2,821.11 oz of gold and 42,011.38 oz of silver. Mining of fresh ore recommenced in August, 1993 on the Bonanza Zone. Heap leaching continued, resulting in the recovery of precious metals from the ores stacked. During the year ended June 30, 1994, 172,032 tons were crushed and stacked on the leach pad and there was 5,199 ounces of gold and 52,199 ounces of silver leached from the heap. In 1995, 163,565 tons were crushed and stacked on the leach pad and there was 7,885 ounces of gold and 136,861 ounces of silver leached from the heap. While in 1996, only 80,065 tons were crushed and stacked on the leach pad and there were 4,577 ounces of gold and 52,974 ounces of silver leached from the heap.

     Fiscal 1997 saw 606 ounces of gold and 10,119 ounces of silver leached from the heap. As there was no mining for this fiscal period, nothing was crushed or stacked.

     The  Mine  is currently comprised of six patented and 51 (June 30, 1996 -
73) unpatented mining claims and two patented mill sites. Most of the Mine's claims are held under lease.

                          SUMMARY OF THE MINE LEASES  AS  AT  JUNE  30, 1997


                          Annual AdvanceMinimum Royalty Payment
                          -------------------------------------
                                     Purchase Option
Lessor                                  yes or no                    Expiry Date
------------------------  -------------------------------------  -------------------
Davis                     yes                                    17,500 - 40,000 (1)  1999, extends as
       long as producing

Chicago-Nevada            no                                      5,000 - 10,000 (2)  1992, extends as
 Gold Mining Co.                                   +PPI percent  long as producing

Miramar Lease             N/A                                    Related party (3)



(1) The advance minimum royalty was re-negotiated in February, 1997 to $ 10,000 semi- annually for gold prices of $ 350.00 per ounce and higher, and revised downwards for prices below $ 350.00 During the year ended June 30, 1997, two payments of $ 15,000 each were made as a minimum payment as there was no production from this claim.

(2) The advance minimum royalty was $5,000 per year, until such time as this part of the property was put into production. When production commenced, the advanced minimum royalty is increased to $10,000 per year. PPI percent stands for the percentage increase in the Producer Price Index over the preceding year. During the year ended June 30, 1997, a total of $ 10,000 was paid.

(3) Miramar Gold Corporation is a joint venture partner with the Company on the Mine. Miramar purchased the Dragon Consolidated (formerly North Lily) leases during 1990. No advance minimum royalties will be made to Miramar Gold, but production royalties are charged to the Joint Venture in the amount of 7-1/2 percent, less amounts paid to others, as outlined in the Dragon lease until all prepaid royalties are fully credited. As at June 30, 1993, all prepaid royalties were fully credited and no further production credits have been charged to the Joint Venture.

C.          OCCIDENTAL  CLAIMS

     In 1994, the company re-evaluated the Occidental claims held. As the focus of the Company's joint venture partner has turned to larger size deposits as future mine targets, plans to mine these claims in the future were no longer appropriate. These claims were also in a historic district in which mining would create potentially high environmental costs. As a result the Company has abandoned such claims.

ITEM          3.          LEGAL  PROCEEDINGS

     There  is  nothing  to  report  under  this  item.

ITEM          4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     There  is  nothing  to  report  under  this  item.



                                    PART II
                                    -------

         ITEM     5.     MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
                             STOCKHOLDER MATTERS.

                           A.     MARKET INFORMATION

     During reorganization, Alhambra Mines, Inc. common stock was consolidated at a ratio of 100 to 1 for shares of American Eagle Resources, Inc. common stock. Alhambra Mines preferred stock was converted to American Eagle Resources, Inc. common stock at a ratio of 3.125 preferred to one common.

     No quotations were obtained for American Eagle Resources, Inc. stock for the fiscal years ended June 30, 1997 and June 30, 1996. As of this date, no market has been established for this common stock.

B.          HOLDERS

     According to the records of the Company's stock transfer agent, as of June 30, 1997, there were 644 holders of the Company's common stock.

C.          DIVIDENDS

     There have been no dividends declared on the common stock of the Company during the Company's last three fiscal years and the Company anticipates that for the foreseeable future any earnings will be reinvested in the Company's operations.
ITEM  6.  SELECTED  FINANCIAL  DATA.

Selected  Financial  Data  -  American  Eagle  Resources,  Inc. (1993 - 1997):

Years Ended
 June 30              1997          1996         1995         1994        1993
               ------------  ------------  -----------  -----------  ----------
  $            $             $             $            $
Revenues           301,193       771,862      764,162      506,509     223,278

Net Income        (391,169)     (479,642)    (470,535)    (776,458)   (580,451)
 (Loss)

Net Income           (0.07)        (0.09)        (.09)        (.14)       (.11)
 (Loss) per
 Common
 Share

Total Assets     1,530,208     1,599,847    2,159,222    2,087,040   2,292,295

Long Term        2,570,915     2,521,426    2,526,112    2,035,196   1,435,747
 Obligations

Working           (373,237)      (33,733)    (111,854)     (23,247)     (6,988)
 Capital
 (Deficiency)


Total           (1,457,510)   (1,066,341)    (586,699)    (116,164)    660,294
 Stockholder
 Equity
 (Deficiency)



ITEM  7.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL     CONDITION AND
RESULTS  OF  OPERATIONS.

     In the following discussion, references to operation years 1997, 1996, and 1995, refer to fiscal years ended June 30 unless otherwise indicated.













A.          RESULTS  OF  OPERATIONS

1997  COMPARED  TO  1996:
------------------------

                          1997
      Increase
                          1997        1996   (Decrease)
                      --------  ----------  -----------

Net Loss              $391,169  $  479,642    ($88,473)
Primary Components:
--------------------
Total Revenues        $301,193  $  771,862   ($470,669)
Costs and expenses:

Mine Operating and
   Exploration costs  $555,390  $  538,406  $   16,984
Depreciation and
 Depletion                   0     149,147    (149,147)
General &
  Administrative       136,972     121,770      15,202
Impairment of long-
      lived assets           0     442,181    (442,181)
Total Costs &         $692,362  $1,251,504    (559,142)
                      ========  ==========  ===========
 Expenses



     Much of the large swings in these various categories may be attributable to the fact that since January 11, 1996 the Company has ceased any mining operations, and, moreover, since January, 1997, the Company has been in a reclamation phase- no mining or leaching. Hence the precipitous drop in revenue, led by an 83% drop in mineral sales and royalties: 1996, $737,110 as compared to 1997, $ 128,252. The fact that there was no mining or leaching on the site dictated a sale of assets. American Eagle realized a gain in 1997 of $ 141,036, while in 1996, only $ 160. Finally, interest income decreased slightly due to lower interest rates during the year, as the bank balances remained equivalent to the previous year.

     No ore was crushed or stacked in 1997. Compare this with 1996 where 80,065 tons of ore was crushed and stacked, or with 1995 where 163,595 tons of ore was crushed and stacked.

     During the year ended June 30, 1997, there was nothing added to the leach heap. However, the final bit of leaching during the year of ore already stacked produced 606 ounces of gold (1996 - 4,104 ounces) and 10,119 ounces of silver (1996 - 47,347 ounces), of which American Eagle's share was 242 ounces of gold and 4,048 ounces of silver. Realized prices of gold and silver were higher in the previous year at $375 per ounce of gold (1996 - $387 per ounce)
                                                                ---
and  $4.82  per  ounce  of  silver  (1995  -  $5.35  per  ounce).
      ----

     Mine operating costs increased by 3.16% from the prior year due in large part to the increased reclamation activities and accruals for reclamation work to be carried out, as well as the cessation of mining operations and leaching in January 1996 and January 1997, respectively. The major focus of operations after January 1996 was to continue leaching and processing the ore that had been stacked on the leach heap. As of January 1997, the company's sole purpose is to proceed with the reclamation process in accordance with the reclamation plan that had been filed and accepted in the prior year with the Bureau of Land Management in Nevada The Company has plans to complete the reclamation work over the next few years.

     General and administrative costs increased during the year by 12.49% as the company shifted it's focus from mining/leaching operations to reclamation of the land and all of it's associated costs. Couple this with the costs incurred in selling the Company's various equipment, of which it sold significantly more than the prior year. The administrative staff consists of only two staff members.

     Due to the cessation of mining operations during fiscal 1996, an impairment allowance for long-lived assets was established as of June, 1996 which fully reserved the remaining net book value of property and equipment; because of this impairment, depreciation and depletion is not recognized for fiscal 1997. The impairment of long-lived assets was the most significant
change  in  the  financial  statements  for  fiscal  year-end  1996;    such a
write-down  will  not  be  evident  in  fiscal  year-end  1997.

     The working capital of the Company shows a large deficiency of $ 373,237 and 1996 working capital shows a deficiency of $ 33,733 due to a re-classifying of an accounts receivable from current to long-term . This large increase in working capital deficiency is due to an increase to the reclamation liability of 259 % over the prior year as Mine's management revised its estimate of total reclamation costs to be incurred. To a smaller extent, accounts receivable dropped 100% as there was no mining of gold or silver to be refined.

1996  COMPARED  TO  1995:
------------------------



                                                          1996
                                                        Increase
                          1996            1995         (Decrease)
                     --------------  --------------  ---------------
Net Loss             $      479,642  $      470,535  $        9,107

Primary Components:
-------------------
     Total Revenues  $      771,862  $      764,162  $        7,700

Costs and Expenses:
Mine Operating and   $      538,406  $      930,358        (391,952)
 Exploration costs
Depreciation and
 Depletion                  149,147         172,861         (23,714)
General &
 Administrative             121,770         110,142          11,628
Interest                          0          21,336         (21,336)
Impairment                  442,181               0         442,181
Bad Debt Expenses        _________0_      ________0__     ________0

Total Costs &        $    1,251,504  $    1,234,697  $       16,807
 Expenses             =============   =============   =============

     The small increase in total revenue from 1996 to 1995 is due to a combination of two factors in particular: Interest income was increased due to higher bank balances during the year and interest being earned on the increased deposits for reclamation, and the decrease in mineral sales is a result of the cessation of mining operations in January 1996.

     During the year ended June 30, 1996, there was 80,065 tons of ore added to the leach heap which contained approximately 4,577 ounces of gold and
52,974 ounces of silver. Leaching during the year produced 4,104 ounces of gold (1995 - 4,638 ounces) and 47,347 ounces of silver (1995 - 57,534 ounces), of which American Eagle's share was 1,642 ounces of gold and 18,939 ounces of silver. Realized prices of gold and silver were higher than in the previous year at $387 per ounce of gold and $5.35 per ounce of silver.

     Mine operating costs decreased by 42% from the prior year due to the increased reclamation activities and accruals for reclamation work to be carried out and the cessation of mining operations in January 1996. The number of employees during the year was changed significantly, decreasing to 9 employees ( 1995- 20 ) due to the decision to cease mining operations. The major focus of operations after January 1996 was to continue leaching and processing the ore that had been stacked on the leach heap, and proceed with the reclamation process in accordance with the reclamation plan that had been filed and accepted in the prior year with the Bureau of Land Management in Nevada. The Company has plans to complete the reclamation work over the next several years.

     Depreciation and depletion was decreased over the prior year due to the normal decreasing value in the assets and the lower number of ounces produced for the fiscal year. General and administrative costs were increased during the year due to extra time spent on reclamation supervision by Miramar personnel which is charged to the mine. The administrative staff consists of only two staff members. Interest costs were decreased due to the mine paying off the silver loan during the year. There is no longer any debt carried by the mine and there are no interest charges expected for the upcoming year.

     The working capital of the Company shows a deficiency of $ 33,733 and 1995 working capital has been restated to show a deficiency of $ 111,854 due to the reclamation accrual being reclassified to a current rather than a long-term liability. Excluding the reclamation liability, working capital increased by $ 59,952 due to the reduction of current accounts payable of $ 47,538 and an increase in the current accounts receivable of $ 11,073


     The most significant change in the balance sheet is the write-down of the Property and Equipment of $ 442,181. Based on the Company's decision to cease mining in January 1996, which resulted in a re-evaluation of the assets, it was decided to write-down these assets, although leaching will continue over the next few months.

(B)          LIQUIDITY  AND  CAPITAL  RESOURCES

     Any cash flow during this fiscal year was attained through the sale of the Company's assets, and to a lesser extent from either it's joint venture partner or accounts receivable. This is in contrast to the previous two years where the Company's sale of gold and silver and/or financing through it's joint venture partner, Miramar, provided most of the cash flow. Now, though, with mine management's decision to cease mining operations back in January 1996, any cash flow must come from Miramar, or the sale of any of the Company's remaining assets. Because of the joint venture arrangements between the two companies, Miramar represents it will not demand payment in fiscal 1998. Repayments will be made as cash flow permits. The company owns approximately 2% of Miramar Mining Corporation- a related party. Miramar is a mining company listed on NASDAQ and such investment is recorded in the financial statements at cost due to its related party nature. The market value of the shares is approximately $ 3,562,500 at June 30, 1997. Due to the thinly traded nature of such shares, and their susceptibility to market fluctuations, there is no assurance such fair value will be realized.

     As the working capital deficiency for the fiscal year end 1997 is $373,237 ( 1996, a deficiency of $ 33,733) , it would seem that the company will require more assistance from Miramar to help pay some of it's current liabilities, on top of selling more of it's assets. Ceasing mining operations put an end to any cash flow from the sale of gold and/or silver.

     The Company is in the process of evaluating various future business directions. During fiscal 1997, the Company's management entered into negotiations with various entities, including related parties, which could ultimately result in a change in the Company's operating entities and a reorganization of the corporate structure of the Company. The reorganization contemplated includes 1) a transaction in which the Company's 40% interest in the Golden Eagle Mine joint venture is sold or transferred, 2) to acquire shares of the Company's common stock from related entities, 3) the liquidation of a portion of the Company's investment in Miramar, and 4) to eliminate a portion or all of the amounts due to related parties. Subsequently, management plans to acquire or lease new properties and to continue in the business of exploration, development , and production of precious metals. The terms of such reorganization have not been finalized, nor can its impact on the financial statements be determined at this time. Accordingly, no amounts have been recorded in the financial statements which could result from these proposed transactions. There can be no assurance that such transactions will occur.

(C)          IMPACT  OF  INFLATION

     The price of gold, which is established by daily trading in world commodity markets, determines in large measure the Company's profitability and cash flow. This is particularly so in the short term, as the gold price can change substantially in several days of trading, while the Company's mining operations are governed by ore grades, waste to ore stripping ratios, metallurgical recoveries and processing rates, none of which can be adjusted easily in the short term. Operating costs in the mining industry over time reflect the underlying rate of inflation in the general economy, as does the price of gold. The latter, however, also responds rapidly to changes in interest and exchange rates, political tensions and investor anxieties, all of which are beyond the control of or influence by the Company.

(C)       IMPACT OF FINANCIAL ACCOUNTING STANDARD BOARD PRONOUNCEMENTS NOT YET
ADOPTED
     Federal  Income  Taxes  -  In  February,  1992,  the Financial Accounting
     ----------------------
Standards  Board  ("FASB")  issued Statement of Financial Accounting Standards
     -
("SFAS") No. 109, "Accounting for Income Taxes", which changes the accounting for income taxes. Adoption of this standard is required for fiscal years beginning after December 15, 1992, although earlier implementation is permitted. The Company has adopted this standard for the first time for the June 30, 1994 year end with the only affect being improved disclosure concerning the tax position of the Company.

     Earnings  Per  Share  -  The  Financial Accounting Standards Board (FASB)
     --------------------
recently issued SFAS No. 128 entitled " Earnings Per Share". This statement establishes standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Earlier application of this statement is not permitted and upon adoption requires restatement (as applicable) of all prior-period earnings per share data presented.

     In  addition,  the  FASB  issued  SFAS  129  entitled  "  Disclosure  of
Information  about  Capital  Structure"  in  February  1997.    This statement
establishes standards for disclosing information about an entity's capital structure. The Company already complies with SFAS 129 and foresees no material impact on the financial statements in adopting the statement for periods ending after December 15, 1997.

     On June 30, 1997, the FASB issued SFAS 130 entitled " Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid- in capital in the equity section of a statement of financial position, and is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management does not believe this new FASB will have a material impact on the financial statements of the company.

     On  June  30,  1997, the FASB issued SFAS 131 entitled " Disclosure About
Segments  of  an  Enterprise  and  Related  Information".    This  statement
establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management has not determined the effect of this statement on its financial statement disclosure.

ITEM          8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     Please see the exhibits attached to this document as noted under Part 4 Item #14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There  is  nothing  to  report  under  this  item.

                                   PART III

ITEM          10.          DIRECTORS  AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table and biographical data summarize the principal occupations and business experience for the last five years of each of the directors of the Company post-reorganization.



Name and Address                              Age                      Tenure                  Positions Held
--------------------------------  ---------------------------  -----------------------  -----------------------

W.H. Berukoff                                 52                  September, 1989          President, Member of
4826 Northwood Drive                                              to Present              Compensation Committee,
West Vancouver,                                                                           Audit Committee & Pension
British Columbia                                                                          Committee,Chief Executive
Canada V7S 3C2                                                                            Officer and Director
                                                                                          (Chairman of the
                                                                                           Board of Directors).

James E. McKay                                50                  September, 1992          Business Manager and
6155 Plumas St.                                                   to present               Director
Reno, NV 89509


     W.H.  Berukoff.          Mr.  Berukoff is President and a Director of the
Company. Mr. Berukoff is also President of Miramar Mining Corporation, Miramar Gold Corporation, Miramar Con Mine, Ltd., Orcana Resources, Inc., Northern Orion Explorations Ltd., Red Lion Management Ltd., Red Lion Equities Ltd., A.G.M. Steel Industries, A.G.M. Mining Systems, Laco Holdings Ltd., First Quay Holdings Ltd., and Tiger Resources Ltd. Mr. Berukoff has held his position in these companies from 1973 to date except as to Miramar Con Mine Ltd. which was acquired by Miramar in October 1993. Red Lion Equities Ltd., Miramar Mining Corporation, Miramar Con Mine Ltd. and Miramar Gold Corporation are affiliated with the Company.

     James E. McKay. Mr. McKay is the Business Manager and a Director of the Company and is responsible for the technical and management operations of the Company in Nevada. He has held this position since August, 1992. Mr. McKay holds a Bachelor of Science Degree in Geological Engineering from the University of Nevada and earned an M.B.A. from the University of Nevada in 1984. Mr. McKay has over 20 years minerals industry experience including the position of on-site Manager and Project Geologist leading to Homestake Mining Company's McLaughlin gold discovery. From 1989 until joining the Company, Mr. McKay was a consultant to the minerals industry, specializing in project

management.    From  1985  to 1989 Mr. McKay was a planning Analyst for Sierra
Pacific  Power  company.

     No officer or director of the Company has any family relationship to any other officer or director of the Company.

ITEM  11.  EXECUTIVE  COMPENSATION

     The following table contains certain information regarding cash compensation paid by the Company during the fiscal year ended June 30, 1997, to certain executive officers and to all executive officers as a group.


                                                 Cash Compensation Table
                                                 -----------------------



Name of Individual             Capacities in Which Served      Cash Compensation
--------------------------------------------------------------------------------

W.H. Berukoff                 President and Chief Executive         $0(1)
                            Officer and Chairman of the Board
                              (Beginning September, 1989)


James McKay                         Director                        $0(1)
                              (Beginning September, 1992)

All executive officers
as a group (2 persons)                                              $0
==============================

There are no other Executive Officers.


(1)    No  cash  compensation  was  paid  to  Mr.  Berukoff  or  Mr.  McKay  for  the  1997  fiscal  year.




                              Stock Option Plans
                              ------------------

There  is  no  stock  option  plan  in  effect.


ITEM          12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The  Company has one class of stock, common.  On June 30, 1997 there were
5,400,000  shares  outstanding.   Each share of stock is entitled to one vote.

     As of June 30, 1997 the following persons were known to the Company to be beneficial owners of more than five percent (5%) of the voting securities.

                                                      Amount and Nature
                                                      of Beneficial      Percent
                                                      Ownership              of
Title of Class               Name of Beneficial Owner (number of shares)  Class
------------------------------------------------------- -----------------  -----

Common                       Red Lion Equities Ltd.        3,456,028   (1)  64%
($0.01 par value)            311 West 1st Street
                             North Vancouver, B.C.
                             V7M 1B5

Common                       Miramar Gold Corporation        864,007   (2)  16%
                             324 S. Wells Avenue
                             Reno, NV 89502


(1) With respect to the 3,456,028 shares listed as beneficially owned by Red Lion Equities Ltd. ("Red Lion"), Red Lion has sole voting power with respect to all the shares. Mr. W.H. Berukoff, an officer and director of the Company is the principal shareholder, President and a director of Red Lion.

(2) With respect to the 864,007 shares listed as beneficially owned by Miramar Gold Corporation ("Miramar"), Miramar has sole voting power with respect to all the shares. Mr. W.H. Berukoff, an officer and director of the Company is also the President and a director of Miramar.

     As of June 30, 1997 the number of shares of any class of equity securities of the Company, or any of its parents and subsidiaries, beneficially owned by all directors of the Company, naming them, and by the directors and officers of the Company as a group, without naming them, are as follows:


                       Amount and Nature
                       of Beneficial
                       Ownership                 Percent
Title of Class         Name of Beneficial Owner  (number of shares)  of Class
---------------------  ------------------------  ------------------  --------


Common Stock of        W.H. Berukoff                3,456,028   (1)     64%
 the Company
($0.01 par value)


Directors &                                         3,456,028           64%
 Officers as a group


(1) These shares are held in the names of Red Lion Equities Ltd., a Canadian corporation.

ITEM          13.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     In September, 1989 the Company entered into an agreement with Miramar Gold Corporation ("Miramar Gold"), a Nevada corporation, for the operation of mining properties and equipment. Miramar Gold is a wholly owned subsidiary of Miramar Mining Corporation. Mr. W.H. Berukoff is President and Chairman of the Board of Directors of the Company. He is also President and Chairman of the Board of Directors of Miramar Gold and Miramar Mining Corporation.

     Under the terms of the agreement Miramar Gold received 80% of the cash flows and paid 60% of the expenses from mining operations until it had received the sum of $1,000,000. Thereafter Miramar Gold receives 60% of the cash flows and pays 60% of the expenses. As of September 30, 1994 Miramar Gold had received the full $1,000,000.

     At June 30, 1997 and 1996 the Company had a payable to Miramar Gold of $2,570,915 and $2,521,426 for costs paid by Miramar Gold on behalf of the Company.

     Management fees for services relating to the Company were paid to Miramar Gold in 1997 and 1996 in the amounts of $6,438 and $25,752.

     At June 30, 1997 and 1996 the Company had a receivable of $53,261 from a company controlled by the President of the Company.

     During the year ended June 30, 1994, the Mine sold a loader to Miramar Con Mine Ltd., a subsidiary of Miramar Mining Corporation, at fair market value of $125,000. The Company recorded a gain of $47,287 for its 40% portion of the gain on this sale.

     During the year ended June 30, 1995, certain work was performed for Miramar Con Mine Ltd., a related company to Miramar Gold Ltd. The payment for this work was made in July 1994 in the form of gold bullion which was used to repay the silver loan.

                                   PART  IV

ITEM  14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)          (1)          FINANCIAL  STATEMENTS.
                          ----------------------

     Independent  Auditors'  Report

     Balance  Sheets  as  of  June  30,  1997  and  1996

     Statements  of  Operations  for  the  years  ended
     June  30,  1997,  1996  and  1995


     Statements  of  Stockholders'  Deficiency
     for  the  years  ended  June  30,  1997,  1996  and  1995

     Statements  of  Cash  Flows  for  the  years  ended
     June  30,  1997,  1996  and  1995

     Notes  to  Financial  Statements

     (2)          Financial  Statement  Schedules.
                  --------------------------------

     None.

     (3)          Exhibits required to be filed by Item 601 of Regulation S-K.
                  ------------------------------------------------------------

          There  is  nothing  to  report  under  this  item.

     (4)          Financial  Data  Schedule
                  -------------------------

(b)          Report  on  Form  8-K
             ---------------------

     None.

                                  SIGNATURES
                               ================

     Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on
its  behalf  by  the  undersigned,  thereunto    duly  authorized.



Date:          September  26, 1997         AMERICAN EAGLE RESOURCES, INC.
                                           By:"Walter  H.  Berukoff"
                                           -------------------------------
                                               President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:          September  26, 1997          By:"Walter H. Berukoff
                                                ------------------------
                                                President  and  Director
                                               (Chief  Executive  Officer)


Date:          September  26,  1997         By:"James E. McKay"
                                                -------------------------
                                                Director

AMERICAN  EAGLE  RESOURCES,  INC.

Financial  statements  as  of  June  30,  1997  and  1996
and  for  Each  of  the  Three  Years  in  the  Period  Ended
June  30,  1997  and  Independent  Auditors'  Report

INDEPENDENT  AUDITORS'  REPORT

To the Stockholders and Board of Directors of American Eagle Resources, Inc.:

We have audited the accompanying balance sheets of American Eagle Resources, Inc.
( the "Company") as of June 30, 1997 and 1996, and the related statements of operations, stockholders' deficiency and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the fiscal 1997 the Company ceased all leaching and production at its sole operating mine site and moved into full reclamation activities. In addition, recurring losses from operations and a stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte  &  Touche  LLP
Reno,  Nevada
August  29,  1997


AMERICAN  EAGLE  RESOURCES,  INC.
BALANCE  SHEETS
JUNE  30,  1997  AND  1996
____________________________________________________________________


ASSETS                                                 1997            1996

CURRENT ASSETS:
  Cash                                         $     36,311   $      48,545
  Accounts receivable                                     -          47,506
  Prepaid expenses                                    7,255          14,978
                                               -------------  --------------
    Total Current assets                             43,566         111,029
                                               -------------  --------------

PROPERTY AND EQUIPMENT - NET                              -            -
                                               -------------  --------------

OTHER ASSETS:
  investment in Miramar Mining Corp- at cost      1,058,125       1,058,125
    (an affiliated company)
  Restricted cash                                   364,056         366,232
  Due from related parties                           55,121          55,121
  Other                                               9,340           9,340
                                               -------------  --------------
    Total other assets                            1,486,642       1,488,818
                                               -------------  --------------
  TOTAL                                        $  1,530,208   $   1,599,847
                                               =============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                    6,426          21,845
  Accrued and other liabilities                       2,617           9,316
  Reclamation                                       407,760         113,601
                                               -------------  --------------
    Total current liabilities                       416,803         144,762
                                               -------------  --------------

DUE TO RELATED PARTIES                            2,570,915       2,521,426
                                               -------------  --------------
    Total liabilities                             2,987,718       2,666,188
                                               -------------  --------------
STOCKHOLDERS' DEFICIENCY:
  common stock, par value $.01 per share;
    30,000,000 shares authorized,
    5,400,000 shares issued and outstanding          54,000          54,000
  Additional paid-in capital                     15,088,360      15,088,360
  Accumulated deficit                           (16,599,870)    (16,208,701)
                                               -------------  --------------
    Total stockholders' deficiency               (1,457,510)     (1,066,341)
                                               -------------  --------------

TOTAL                                          $  1,530,208   $   1,599,847
                                               =============  ==============

See notes to financial statements


AMERICAN EAGLE RESOURCES, INC.

STATEMENTS TO OPERATIONS
FOR THE YEARS ENDED JUNE 30, 1997, 1996, AND 1995
____________________________________________________________________
                                                                         1997         1996         1995
REVENUES:
  Mineral sales and royalties                                         $  128,252   $  737,110   $  757,085
  Gain(loss) on sale of assets                                           141,036          160         (938)
  Interest income and other                                               31,905       34,592        8,015
                                                                      -----------  -----------  -----------
    Total                                                                301,193      771,862      764,162
                                                                      -----------  -----------  -----------

COSTS AND EXPENSES:
  Mine operating costs                                                   555,390      538,406      930,358
  Depreciation and depletion                                                   -      149,147      172,861
  General and administrative                                             136,972      121,770      110,142
  Interest                                                                     -            -       21,336
  Impairment of long-lived assets                                              -      442,181         -
                                                                      -----------  -----------  -----------
    Total                                                                692,362    1,251,504    1,234,697
                                                                      -----------  -----------  -----------

NET LOSS                                                              $ (391,169)  $ (479,642)  $ (470,535)
                                                                      ===========  ===========  ===========


NET LOSS PER SHARE                                                    $    (0.07)  $   ( 0.09)  $    (0.09)
                                                                      ===========  ===========  ===========


WEIGHTED AVERAGE
SHARES OUTSTANDING                                                     5,400,000    5,400,000    5,400,000
                                                                      ===========  ===========  ===========

See notes to financial statements



AMERICAN  EAGLE  RESOURCES,  INC.
STATEMENT  OF  STOCKHOLDERS'  DEFICIENCY
FOR  THE  YEARS  ENDED  JUNE  30,  1997,  1996,  AND  1995
                                                                                                   TOTAL
                          COMMON STOCK              ADDITIONAL          ACCUMULATED            STOCKHOLDERS'
                        SHARES    AMOUNT          PAID-IN CAPITAL          DEFICIT             DEFICIENCY

BALANCE JULY 1, 1994  5,400,000  $54,000            $15,088,360         $(15,258,524)          $ (116,164)
Net Loss                  -          -                   -                  (470,535)            (470,535)

BALANCE JUNE 30,1995  5,400,000  $54,000            $15,088,360         $(15,729,059)          $ (586,699)
Net Loss                  -          -                   -              $   (479,642)          $ (479,642)

BALANCE JUNE 30, 1996 5,400,000  $54,000            $15,088,360         $(16,208,701)          $(1,066,341)
Net Loss                  -         -                    -              $   (391,169)          $  (391,169)

BALANCE JUNE 30, 1997 5,400,000  $54,000            $15,088,360         $(16,599,870)          $(1,457,510)

See  notes  to  financial  statements



AMERICAN EAGLE RESOURCES, INC.

STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
________________________________________________________________________

                                                         1997          1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                           $(391,169)    $(479,642)  $(470,535)

  ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  DEPRECIATION AND DEPLETION                              -          149,147     172,861
  IMPAIRMENT OF LONG-LIVED ASSETS                         -          442,181         -
  (GAIN)LOSS ON SALE OF ASSETS                        (141,036)         (160)        938
  (INCREASE)DECREASE IN ACCOUNT RECEIVABLE              47,506       (11,073)        308
  (INCREASE) DECREASE IN PREPAID EXPENSES                7,723          (796)      7,110
  DECREASE IN OTHER ASSETS                                 -             -        15,148
  INCREASE IN RELATED PARTY RECEIVABLE                     -          (1,860)        -
  INCREASE(DECREASE) IN RECLAMATION LIABILITY          294,159       (27,509)     86,037
  DECREASE IN ACCOUNTS PAYABLE                         (15,419)      (32,909)     42,556
  INCREASE(DECREASE) IN ACCRUED AND OTHER LIABILITIES   (6,699)      (14,629)      8,768
  INCREASE(DECREASE) IN DUE TO RELATED PARTIES          49,489        (4,686)    545,989
                                                    -----------    ----------   --------
    TOTAL ADJUSTMENTS                                  235,723     497,706       794,603
                                                    -----------    ----------   --------


       NET CASH PROVIDED BY(USED IN)
       OPERATING ACTIVITIES                           (155,446)     18,064       324,068

CASH FLOW FROM INVESTING ACTIVITIES:
  (INCREASE) DECREASE IN RESTRICTED CASH                 2,176         -        (234,732)
  PROCEEDS FROM SALE OF ASSETS                         141,036         160          (938)
  PURCHASE OF EQUIPMENT                                   -            -          (5,765)
  INCREASE IN MINERAL PROPERTIES                          -        (17,679)           -
                                                    ----------    --------      ---------
  NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                               143,212     (17,519)      (241,435)
                                                    ----------     -------       --------

CASH FLOWS FROM FINANCING ACTIVITIES-
  DECREASE IN SILVER LOAN PAYABLE                         -            -          (55,521)
                                                    ----------     -------        --------

NET INCREASE (DECREASE) IN CASH                       (12,234)         545         27,112

CASH, BEGINNING OF YEAR                                48,545       48,000         20,888
                                                    ----------    --------       --------

CASH, END OF YEAR                               $      36,311    $  48,545       $ 48,000
                                                =============    =========       ========

See notes to financial statements

AMERICAN  EAGLE  RESOURCES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
FOR  THE  YEAR  ENDED  JUNE  30,  1997,  1996,  AND  1995
________________________________________________________________________

1.          NATURE  OF  BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES

     NATURE  OF  BUSINESS  - American Eagle Resources, Inc. (The "Company") is
primarily  engaged in the exploration, development, and production of precious
metals.    As of June 30, 1997 and 1996, the Company's only operating activity was  a  40%  interest  in  the Golden Eagle Mine Joint Venture ( formerly, the
Flowery  Mine)(the  "Mine"),  located  in  Storey  County,  Nevada.   Revenues
generated  from  production  at the Mine were primarily received from a single
refiner.    During fiscal 1997, the Company ceased all leaching and production and  was  in  the  reclamation  phase  at  the  Mine.

     BASIS OF PRESENTATION - The financial statements include the accounts of the Company and a proportionate share of the accounts of the Golden Eagle Mine
Joint Venture. All material intercompany balances and transactions have been eliminated.

The  accompanying  financial  statements  have been prepared assuming that the
Company  will  continue as a going concern.  As discussed above, the Company's only  operating  activity  has  moved into the reclamation phase and no future cash  flows  from operating activities are expected.  The Company is currently dependent upon its joint venture partner to continue to fund the cash needs of the  mine,  which  raises substantial doubt about its ability to continue as a
going  concern.    Management's  plans  in  regard  to  these matters are also described below.  The financial statements do not include any adjustments that might  result  from  the  outcome  of  this  uncertainty.

     FUTURE  OPERATIONS - During fiscal 1997, the Company's management entered into  negotiations  with  various  entities,  including related parties, which could  ultimately result in a change in the Company's operating entities and a reorganization  of the corporate structure of the Company.  The reorganization contemplated includes: 1) a transaction in which the Company's 40% interest in the Golden Eagle Mine Joint Venture is sold or transferred; 2) the acquisition of  shares  of  the  Company's  common  stock  from  related  entities; 3) the liquidation  of  a  portion of the Company's investment in Miramar; and 4) the elimination  of  a  portion  or  all  of  the  amounts due to related parties.
Subsequently,  management  plans  to  acquire  or  lease new properties and to continue  in  the  business  of  exploration,  development,  and production of
precious  metals.    The terms of such reorganization have not been finalized,
nor  can  its  impact  on the financial statements be determined at this time.
Accordingly,  no  amount  have been recorded in the financial statements which could result from these proposed transactions.  There can be no assurance that such  transactions  will  occur.

     SIGNIFICANT  ACCOUNTING  POLICIES

     RESTRICTED CASH - Restricted cash consists of interest bearing certificates of deposit held as collateral for the performance of the Company's reclamation activities.

     PROPERTY  AND EQUIPMENT - Property acquisition costs and mine development costs  incurred  to expand capacity of operating mines, develop new ore bodies or  develop  new  areas  substantially  in  advance  of current production are capitalized.  When commercial production commences, depletion of such costs is computed  using  the unit-of-production method, based on estimated recoverable
ore  reserves.    When  a  mining  property is determined to be noncommercial, nonproductive,  or  its  value  impaired,  the remaining capitalized costs are expensed  to  the  extent  that  they  exceed  estimated net realizable value.

Building and equipment are depreciated using the straight-line method over estimated useful lives of ten years and five years, respectively.

The Company ceased mining operations during fiscal 1996 and management does not intend to further explore, expand, or develop the properties owned and leased by the Golden Eagle Mine Joint Venture. Accordingly, an impairment allowance of $442,181 was established as of June 30, 1996 which fully reserved the remaining net book value of property and equipment.

REVENUE  RECOGNITION  -  Revenue  is  recognized when gold shipments are made.

NET LOSS PER SHARE - The computation of net loss per share is based on the Company's reported net loss and the weighted average number of shares of common stock outstanding.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLAMATION - Estimated reclamation costs are accrued over the estimated life of the mine on a unit-of-production basis. During fiscal 1997, the mine's management revised its estimate of total reclamation costs to be incurred.
This resulted in the accrual of $415,747 of additional expense on the Company's books for the year ended June 30, 1997. Disbursements of $121,588 were applied to such accrual during fiscal 1997 resulting in an ending balance of $407,760 at June 30, 1997.

IMPAIRMENT  OF LONG-LIVED ASSETS - Statement of Financial Accounting Standards
("SFAS")  No.121,  Accounting  for the Impairment of Long-Lived Assets and for
Long-Lived  Assets  to  be Disposed of, was issued by the Financial Accounting
Standards Board ("FASB") in March 1995, and established accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted the provisions of SFAS No, 121 during the year ended June 30, 1996. The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

RECLASSIFICATIONS - Certain amounts in the 1996 and 1995 financial statements have been reclassified to be consistent with the presentation used in fiscal year 1997.

RECENT  PRONOUNCEMENTS  OF THE FASB - The Financial Accounting Standards Board
(FASB)  recently  issued  SFAS  No.  128 entitled " Earnings Per Share".  This statement  establishes  standards  for  computing  and presenting earnings per share  and  is  effective  for  financial statements issued for periods ending
after  December  15,  1997.    Earlier  application  of  this statement is not
permitted  and  upon  adoption  requires  restatement  (as  applicable) of all prior-period  earnings  per  share  data  presented.

In  addition,  the  FASB  issued SFAS 129 entitled, "Disclosure of Information
about  Capital  Structure"  in  February  1997.    This  statement establishes
standards for disclosing information about an entity's capital structure.  The
Company  already complies with SFAS 129 and foresees no material impact on the financial  statements  in  adopting  the  statement  for  periods ending after
December  15,  1997.

On  June  30, 1997, the FASB issued SFAS 130 entitled "Reporting Comprehensive
Income".    This  statement  requires  companies  to  classify  items of other comprehensive income by their nature in a  financial statement and display the accumulated  balance  of  other  comprehensive income separately from retained earnings  and  additional paid-in capital in the equity section of a statement of  financial  position,  and is effective for financial statements issued for fiscal  years  beginning after December 15, 1997.  Management does not believe this  new  FASB will have a material impact on the financial statements of the
Company.

On  June  30,  1997,  the  FASB  issued  SFAS  131 entitled, "Disclosure About
Segments  of  an  Enterprise  and  Related  Information".    This  statement
establishes  additional  standards  for  segment  reporting  in  the financial statements  and  is  effective  for  fiscal years beginning after December 15,
1997.    Management  has  not  determined  the effect of this statement on its financial  statement  disclosure.

2.          PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consists  of  the  following  at  June  30:


                                    1997          1996

  Equipment and buildings        $  766,325   $   930,525
  Mineral properties                517,476       517,476
                                 -----------  ------------
                                  1,283,801     1,448,001

  Less accumulated depreciation
       and depletion               (841,620)   (1,005,820)
  Impairment allowance             (442,181)     (442,181)
                                 -----------  ------------
  Net                            $        -   $    -    -
                                 ===========  ============

     Costs of mineral properties at June 30, 1997 and 1996 relate principally to the Golden Eagle Mine.

3.          INVESTMENT  IN  MIRAMAR  MINING  CORPORATION

     The Company's investment in Miramar Mining Corporation ("Miramar") represents an approximate 2% interest in that company. Miramar is a mining company listed on the NASDAQ Stock Exchange and is a related party (see Note
5). At June 30, 1997 and 1996, this investment was recorded at cost, which was less than market value. The market value of the investment at June 30, 1997 and 1996, respectively, based on quoted values of shares of stock of Miramar that were traded on the NASDAQ, was $ 3,562,500 and $ 5,500,000. Due to the related party nature of the investment, the investment is not recorded above original cost basis. Due to the nature of marketable securities, and their susceptibility to fluctuations in market conditions, their fair value could change significantly in the next year.

4.          INCOME  TAXES

     No provision for income taxes has been recorded in the accompanying financial statements due to the net losses of the Company. At June 30, 1997, the Company had net operating loss ("NOL") carryforwards and investment tax credit carryforwards as follows:


GENERATED     NOL             INVESTMENT     EXPIRATION
DURING YEAR   CARRY-          TAX CREDIT    DURING YEAR
NDED JUNE 30  FORWARDS     CARRYFORWARDS  ENDING JUNE 30
                     ($)            ($)

    6/30/83  -                    2,198           1998
    6/30/84  -                   21,688           1999
    6/30/85  4,708,014           30,208           2000
    6/30/86  1,665,695           38,474           2001
    6/30/87  1,859,143           28,672           2002
    6/30/88  2,900,049                -           2003
    6/30/89  1,348,450                -           2004
    6/30/90    396,275                -           2005
    6/30/91    290,475                -           2006
    6/30/92    433,404                -           2007
    6/30/93    576,965                -           2008
    6/30/94    688,394                -           2009
    6/30/95    335,180                -           2010
    6/30/96     62,189                -           2011
    6/30/97    137,105                -           2012
            ----------        ---------
           $15,401,338          121,240
           ===========       ===========


          The Company has not recognized a deferred tax asset relating to these carryforwards.

          The NOL carryforwards generated through the date of the Company's reorganization in 1990 are subject to an annual limitation of $272,858. The NOL carryforwards generated subsequent to such reorganization are allowed without limitation. Therefore, total NOL carryforwards actually available to offset future taxable income will be limited to approximately $ 6,500,000 before fully expiring during the year ending June 30, 2017. Subsequent ownership changes could further reduce available NOL carryforwards. The annual limitation, and therefore the NOL carryforwards available, are increased by any recognized built-in gains during a taxable year as provided by Internal Revenue Code Section 382.

          The Company has adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (SFAS 109). The Company had no recorded deferred taxes before or after implementation of SFAS 109 and, accordingly, there was no cumulative or current period effect from the adoption of SFAS 109.

          Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes and the impact of net operating loss carryforwards. The components of the Company's deferred tax assets as of June 30, 1997 were as follows:

                                                                      1997          1996

BENEFIT FROM NET OPERATING LOSS CARRYOVERS                        $ 5,236,455   $ 5,170,450
BENEFIT FROM INVESTMENT TAX CREDIT CARRYOVERS                         121,240       129,120
OTHER                                                                 231,770       164,777
                                                                  ------------  ------------
TOTAL                                                               5,589,465     5,464,347
VALUATION ALLOWANCE                                                (5,589,465)   (5,464,347)
                                                                  ------------  ------------
NET                                                               $         -   $         -

5.          RELATED  PARTY  TRANSACTIONS

     In September 1989, the Company entered into a joint venture agreement with Miramar Gold Corporation ("Miramar Gold"), a Nevada corporation, for the operation of mining properties and equipment (the Golden Eagle Mine Joint Venture). Miramar Gold is a wholly-owned subsidiary of Miramar (see Note 3), which has a 16% interest in the Company. Mr. W.H. Berukoff is President and a member of the Board of Directors of the Company. He is also President and a member of the Board of Directors of Miramar Gold and Miramar. Under the terms of the agreement, the Company received 20% of the revenue and paid 40% of the expenses from mining operations until Miramar had received the sum of $ 1,000,000. Beginning in September, 1994, the Company received 40% of the revenues and paid 40% of the expenses.

     At June 30, 1997 and 1996, the Company had a payable to Miramar Gold of $ 2,570,915 and $ 2,521,426, respectively, for costs paid by Miramar Gold on behalf of the Company. The Company classifies this payable as non-current as Miramar Gold has represented it will not demand payment in fiscal 1998. Repayments will be made as cash flow permits.

     Management fees for services rendered to the Company were paid to Miramar Gold in 1997, 1996 and 1995 in the amount of $6,438, $ 25,752, and $ 29,033.

     At June 30, 1997 and 1996, the Company had a receivable of $ 53, 261 from Red Lion Management, (a major shareholder) which is controlled by the President of the Company, as well as a receivable of $ 1,860, from other companies that are controlled by the President of the Company. The Company classifies these receivables as non-current as significant repayments are not expected in fiscal 1998.

6.          COMMITMENTS

     At June 30, 1997 and 1996, as security for the performance of certain reclamation procedures at a mining property, the Company is contingently liable for its pro-rata portion in the amount of $247,000, under unused letters of credit issued by a bank. These letters of credit are secured by certificates of deposit that have been assigned to the bank.
     The Company has entered into mining leases whereby it has been granted the right to conduct exploration and other mining activities on agreed upon land areas. Such leases, which are cancelable within one year, are generally effective as long as minerals are produced in commercial quantities. Amounts paid under mining leases during the years ended June 30, 1997,1996, and 1995
totaled  $  37,772,  $  57,587,  and    $  57,664.

7.          DISCLOSURES  ABOUT  FAIR  VALUE  OF  FINANCIAL  STATEMENTS

     No fair market value was determinable for amounts due to and from related
parties.    These  arrangements  are  interest  free  and  similar  financing arrangements  could  not  be  obtained  by  the  Company  currently.