Form 10-Q
period 1997-09-30
AMERICAN EAGLE RESOURCES INC
filed 1997-11-05
CIK 731297

AMERICAN  EAGLE  RESOURCES,  INC.
                        10-Q  FOR  QUARTER  ENDED  09-30-97
                          Commission  File  No.  0-12570


                             QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                                OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR  THE  QUARTER  ENDED                           COMMISSION FILE
         September  30,  1997                               Number: 0-12570

                            AMERICAN EAGLE RESOURCES, INC.
                (Exact name of registrant as specified in its charter)


         Delaware                                                95-3494141
         --------                                                ---------
    (State  of  other  jurisdiction  of                      (I.R.S. Employer
    incorporation  or  organization)                       Identification No.)

              Six  Mile  Canyon  Road,  Virginia  City,  Nevada       89502
              -------------------------------------------------       -----
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

    5,400,000  shares  of  common  stock  outstanding  at  September  30,  1997


                                       FORM 10-Q

                                         INDEX

                                                      Page  Number
                                                      ------------

    Part  I  -  Financial  Information
    ----------------------------------

    Item  1.          Financial  Statements:

              Consolidated  Balance  Sheets  as  at  September  30,  1997
              (unaudited)  and  June  30,  1997             3

              Consolidated  Statements  of  Operations  for
              the  three  months  ended  September  30,  1997,
              1996,  and  1995  (unaudited)                 4

              Consolidated  Statements  of  Cash  Flows  for  the
              three  months  ended  September  30,  1997,  1996,
              and  1995  (unaudited)                        5

              Notes  to  Consolidated  Financial  Statements
              (unaudited)                                   6

    Item  2.          Management's  Discussion  and  Analysis  of  Financial
              Condition  and  Results of Operations         10

    Part  II  -  Other  Information
    -------------------------------

    Item  6.       Exhibits and Reports of Form 8-K         11

              Signatures                                    12


                                  AMERICAN  EAGLE  RESOURCES,  INC.
                                  10-Q  FOR  QUARTER  ENDED    09-30-97
                                             Commission File No. 0-12570


                                     AMERICAN EAGLE RESOURCES, INC.
                                       CONSOLIDATED BALANCE SHEET
                                              (UNAUDITED)

                                       SEPTEMBER 30, 1997    JUNE  30, 1997
                                      --------------------  ----------------
    ASSETS
    ------
      Current Assets
        Cash                        $            32,686   $        36,311
        Interest Receivable                      13,837                 -
        Prepaid Expenses                          4,245             7,255
                                     --------------------  ----------------
      Total Current Assets          $            50,768   $        43,566

      Property and Equipment - Net                   -                 -

      Other Assets
      Marketable Securities at cost           1,058,125         1,058,125
      Restricted Cash                           364,056           364,056
      Due from Related Party                     53,831            55,121
      Other                                       9,340             9,340
                                    -------------------  ----------------
      Total Other Assets            $         1,485,352   $     1,486,642
                                    --------------------  ----------------

    Total Assets                    $         1,536,120   $     1,530,208
                                    ====================  ================

    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
    ------------------------------------------------

      Current Liabilities
        Accounts Payable            $            10,620   $         6,426
        Accrued and Other Liabilities               667             2,617
        Reclamation                             346,906           407,760
                                    --------------------  ----------------
      Total Current Liabilities     $           358,193   $       416,803

      Long Term Liabilities
        Due to Related Parties                2,638,836         2,570,915
                                   --------------------  ----------------
      Total Long Term Liabilities   $         2,638,836   $     2,570,915

      Shareholders'Equity(Deficiency)
        Common Shares, par value
        $0.01 per share
        30,000,000 shares authorized
        5,400,000 shares issued and
        outstanding                              54,000            54,000
        Additional Paid-in Capital           15,088,360        15,088,360
        Deficit                             (16,603,269)      (16,599,870)
                                   --------------------  ----------------
      Total Shareholders' Equity
      (Deficiency)                           (1,460,909)     (  1,457,510)
                                   --------------------  ----------------
    Total Liabilities & Shareholders'
    Equity                          $         1,536,120   $     1,530,208
                                    ===================   ===============


    (see  accompanying  notes  to  the  consolidated  financial  statements)


                             AMERICAN EAGLE RESOURCES, INC.
                          CONSOLIDATED STATEMENT OF OPERATIONS
                                       (UNAUDITED)

                           Three  months  ended  September  30


                                               1997        1996        1995
                                           ----------  ----------  ----------

    Revenue
    -------
    Mineral Sales and Royalties                   -      94,318     298,876
    Interest Income and Other                14,756      13,196      14,499
                                         ----------  ----------  ----------
                                             14,756     107,514     313,375

    Expenses
    Mine Operating Costs                          -      85,529     242,311
    Mineral Exploration                           -           -           -
    Reclamation                              (5,466)          -           -
    Depreciation and Depletion                    -           -      48,412
    General and Administration               23,621      31,308      22,249
                                         ----------  ----------  ----------
                                             18,155     116,837     312,972

    Net Income/(Loss) for the Period         (3,399)     (9,323)        403
                                           ---------  ----------  ---------
        Net Loss per share                    (0.00)      (0.00)      (0.00)

    Weighted average shares
    Outstanding                           5,400,000   5,400,000   5,400,000


                                        AMERICAN EAGLE RESOURCES, INC.
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (UNAUDITED)
                                    Three months ended September 30

                                               1997       1996    1995
                                              -------   -------  -------
                                                ($)       ($)      ($)
    Net Profit (Loss)                          (3,399)  (9,323)  (9,681)
    Adjustments to reconcile net loss
    to net cash provided by (used in)
    Operating Activities
    Depreciation and Depletion                  -          -     91,325
    Reclamation expense                       (60,854)  (2,872)  10,332
    (Increase) decrease in accounts receivable  -       28,372  (20,995)
    (Increase) decrease in prepaid expenses     3,010    4,589   (3,941)
    (Increase) in due to  related party        69,211   10,402   82,685
    (Increase) decrease in other assets         -          -         -
    Increase (decrease) in accounts payable     4,194   (7,158) (35,831)
    Increase (decrease) in accrued and
    other liabilities                          (1,950)   1,955   (4,617)
                                              -------- -------  --------
Total adjustments                                (226)  35,288   118,958
                                              -------- -------  --------
    Net Cash used in Operations                (3,625)  25,965   109,277

    Purchase of Equipment                        -          -    (56,545)

    Financing Activities                         -          -        -
                                              --------- ------  --------

    Increase (Decrease) in Cash                (3,625)  165,415  52,732

    Cash - Beginning of  Period                36,311    48,545  48,000
                                             ----------  ------ --------

    Cash - End of Period                       32,686    74,510 100,732
                                             ==========  ====== ========


    AMERICAN  EAGLE  RESOURCES,  INC.
    NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
    (UNAUDITED)

1.            NATURE  OF  BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES

NATURE OF BUSINESS- American Eagle Resources, Inc. ( The "Company") is primarily engaged in the exploration, development, and production of
precious metals.    As of June 30, 1997 and 1996, the Company's only
operating activity was a 40% interest in the Golden Eagle Mine Joint Venture (formerly, the Flowery Mine) (the "Mine"), located in Storey County, Nevada. Revenues generated from production at the Mine were
primarily received from a single refiner.    During fiscal 1997, the
Company ceased all leaching and production and was in the reclamation phase at the Mine.

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

FUTURE  OPERATIONS - During fiscal 1997, the Company's management entered into negotiations with various entities, including related parties, which could ultimately result in a change in the Company's operating entities and a reorganization of the corporate structure of the Company. The reorganization contemplated includes: 1) a transaction in which the Company's 40% interest in the Golden Eagle Mine Joint Venture is sold or transferred; 2) the acquisition of shares of the Company's common stock from related entities; 3) the liquidation of a portion of the Company's investment in Miramar; and 4) the elimination  of  a  portion  or  all  of  the  amounts due to related parties.
Subsequently, management plans to acquire or lease new properties and to continue in the business of exploration, development, and production of precious metals. The terms of such reorganization have not been finalized, nor can its impact on the financial statements be determined at this time. Accordingly, no amounts have been recorded in the financial statements which could result from these proposed transactions.
There  can  be  no  assurances  that  such  transactions  will  occur.

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

The Company ceased mining operations during fiscal 1996 and management does not intend to further explore, expand, or develop the properties owned and leased by the Golden Eagle Mine Joint Venture. Accordingly, an impairment allowance of $ 442,181 was established as of June 30, 1996 which fully reserved the remaining net book value of property and equipment.

REVENUE RECOGNITION - Any revenue is recognized when gold shipments are made.

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

RECLAMATION - Estimated reclamation costs are accrued over the estimated life of the mine on a unit-of-production basis. For the three months ended September 30, 1997, $ 60,854 has been expensed, decreasing the reclamation liability to $346,906.

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

2.     PROPERTY  AND  EQUIPMENT

Property and Equipment has been fully reserved (see note 1, "Impairment of Long-lived Assets").

Costs  of mineral properties relate principally to the Golden Eagle Mine.

3.     INVESTMENT  IN  MIRAMAR  MINING  CORPORATION

The Company's Investment in Miramar Mining Corporation ("Miramar") represents and approximate 2% interest in that Company. Miramar is a mining Company listed on the NASDAQ Stock Exchange and is a related party. At September 30, 1997 and 1996, this investment was recorded at cost, which was less than market value. Due to the related party nature of the investment, the investment is not recorded above original cost basis. Due to the nature of marketable securities, and their susceptibility to fluctuations in market conditions, their fair value could change significantly in the next year.

4.          INCOME  TAXES

No provision for income taxes has been recorded in the financial statements due to the net losses of the Company. At June 30, 1997, the Company had net operating loss ("NOL") carryforwards of $15,401,338, which expire up to the year ending June 30, 2012. The Company has not recognized a deferred tax asset relating to these carryforwards.

The NOL carryforwards generated through the date of the Company's reorganization in 1990 are subject to an annual limitation of $272,858. The NOL carryforwards generated subsequent to such reorganization are allowed without limitation. Therefore, total NOL carryforwards actually available to offset future taxable income will be limited to approximately $6,500,000 before fully expiring during the year ending June 30, 2017. Subsequent ownership changes could further reduce available NOL carryforwards. The annual limitation, and therefore the NOL carryforwards available, are increased by any recognized built-in gains during a taxable year as provide by Internal Revenue Code Section 382.

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

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposed and such amount recognized for tax purposes and the impact of net operating loss carryforwards. The components of the Company's deferred tax assets as of June 30, 1997 were as follows:

Benefit  from  net  operating  loss  carryovers                $5,236,455
Benefit  from  investment  tax  credit  carryovers             $  121,240
         Other                                                 $  231,770
                                                               -----------
         Total                                                 $5,589,465
         Valuation  Allowance                                  (5,589,465)
                                                               ----------
         Net                                                   $     -


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

At September 30, 1997, the Company had a payable to Miramar Gold of $2,638,836 for costs paid by Miramar Gold on behalf of the Company. The Company classifies this payable as non-current as Miramar Gold has represented it will not demand payment in fiscal 1997.

At September 30, 1997, the Company has a receivable of $51,971 from a Company controlled by the President of the Company as well as a receivable of $1,860 from other companies that are controlled by the President of the Company. The Company classifies this amount as non-current as significant repayments are not expected within a year.

TEM  2  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL
CONDITION AND RESULTS  OF  OPERATIONS

Results  of  Operation

All  operations  have  ceased, and only reclamation work is being carried out.


Liquidity  and  Capital  Resources

                          Sept 30     June 30,    Increase
                            1997        1997     (Decrease)
                         ----------  ----------  -----------

    Current Assets       $  50,768   $  43,566   $     7,202
    Current Liabilities    358,193     416,803        58,610
    Working Capital      $(307,425)  $(373,237)  $    65,812


Working capital increased as the reclamation work and the reclamation liability decreases.

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

                                  AMERICAN  EAGLE  RESOURCES,  INC.

Date:     October 22, 1997        By:     Margaret E. Stewart
                                          Authorized  Representative

Date:     October  22,  1997      By:     James McKay
                                          Director