Form 10-Q
period 1997-12-31
AMERICAN EAGLE RESOURCES INC
filed 1998-02-12
CIK 731297

AMERICAN  EAGLE  RESOURCES,  INC.
                              10-Q  FOR  QUARTER  ENDED  12-31-97
                              Commission  File  No.  0-12570

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  QUARTER  ENDED                                       COMMISSION FILE
December  31,  1997                                            Number: 0-12570

AMERICAN  EAGLE  RESOURCES,  INC.
(Exact  name  of  registrant  as  specified  in  its  charter)


     Delaware                                                       95-3494141
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

5,400,000  shares  of  common  stock  outstanding  at  December  31,  1997









                              AMERICAN  EAGLE  RESOURCES,  INC.
                              10-Q  FOR  QUARTER  ENDED  12-31-97
                              Commission  File  No.  0-12570


AMERICAN  EAGLE  RESOURCES  INC.

FORM  10-Q

INDEX


                                                                 Page Number
Part I -   Financial Information

Item 1.    Financial Statements:

           Consolidated Balance Sheets as at December 31, 1997
           (unaudited) and June 30, 1997                                   3

           Consolidated Statements of Operations for
           the three months ended December 31, 1997,
           1996, and 1995 (unaudited)                                      4

           Consolidated Statements of Cash Flows for the
           three months ended December 31, 1997, 1996,
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

                              AMERICAN  EAGLE  RESOURCES,  INC.
                              10-Q  FOR  QUARTER  ENDED    12-31-97
                              Commission  File  No.  0-12570

                        AMERICAN EAGLE RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                    December 31, 1997    June  30, 1997
Assets
  Current Assets
    Cash. . . . . . . . . . . . . . . . . . . . .  $           40,912            36,311
    Interest Receivable . . . . . . . . . . . . .                   -                 -
    Prepaid Expenses. . . . . . . . . . . . . . .               3,338             7,255
  Total Current Assets. . . . . . . . . . . . . .  $           44,250   $        43.566

  Property and Equipment - Net. . . . . . . . . .                   -                 -

  Other Assets
  Marketable Securities at cost . . . . . . . . .           1,058,125         1,058,125
  Restricted Cash . . . . . . . . . . . . . . . .             364,056           364,056
    Due from Related Party. . . . . . . . . . . .              53,831            55,121
  Other . . . . . . . . . . . . . . . . . . . . .               9,340             9,340
  Total Other Assets. . . . . . . . . . . . . . .  $        1,485,352   $     1,486,642

Total Assets. . . . . . . . . . . . . . . . . . .  $        1,529,602   $     1,530,208

Liabilities and Shareholders' Equity (Deficiency)

  Current Liabilities
    Accounts Payable. . . . . . . . . . . . . . .  $            6,786   $         6,426
    Accrued and Other Liabilities . . . . . . . .               1,541             2,617
    Reclamation . . . . . . . . . . . . . . . . .             281,818           407,760
  Total Current Liabilities . . . . . . . . . . .  $          290,145   $       416,803

  Long Term Liabilities
    Due to Related Parties. . . . . . . . . . . .           2,695,005         2,570,915
  Total Long Term Liabilities . . . . . . . . . .  $        2,695,005   $     2,570,915

  Shareholders' Equity (Deficiency)
    Common Shares, par value $0.01 per share
    30,000,000 shares authorized
    5,400,000 shares issued and outstanding . . .              54,000            54,000
    Additional Paid-in Capital. . . . . . . . . .          15,088,360        15,088,360
    Deficit . . . . . . . . . . . . . . . . . . .         (16,597,908)      (16,599,870)
  Total Shareholders' Equity (Deficiency) . . . .          (1,455,548)       (1,457,510)
Total Liabilities & Shareholders' Equity. . . . .  $        1,529,602   $     1,530,208

(See  accompanying  notes  to  the  consolidated  financial  statements)


                              AMERICAN  EAGLE  RESOURCES,  INC.
                              10-Q  FOR  QUARTER  ENDED  12-31-97
                              Commission  File  No.  0-12570

                        AMERICAN EAGLE RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                  Six  months  ended  December  31
                                     1997        1996        1995
Revenue
Mineral Sales and Royalties. . .     10,291     128,346     475,589
Interest Income and Other. . . .     17,971      15,848      17,106
                                     28,262     144,194     492,695

Expenses
Mine Operating Costs . . . . . .      4,010     151,636     428,238
Mineral Exploration. . . . . . .          -           -           -
Reclamation. . . . . . . . . . .          -     360,000           -
Depreciation and Depletion . . .          -           -     142,558
General and Administration . . .     22,290      50,179       5,716
                                     26,300     561,815     576,512

Net Income/(Loss) for the Period      1,962    (417,621)    (83,817)

Net Loss per share . . . . . . .      (0.00)      (0.08)      (0.02)

Weighted average shares
Outstanding. . . . . . . . . . .  5,400,000   5,400,000   5,400,000


                              AMERICAN  EAGLE  RESOURCES,  INC.
                              10-Q  FOR  QUARTER  ENDED  12-31-97
                              Commission  File  No.  0-12570

                        AMERICAN EAGLE RESOURCES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                        Six  months  ended  December  31
                                               1997       1996       1995
                                                ($)        ($)        ($)
Operating Activities
Net Profit (Loss) . . . . . . . . . . . . .     1,962   (417,621)  (83,817)
Adjustments to reconcile net loss
to net cash provided by (used in):

Depreciation and Depletion. . . . . . . . .         -          -   142,558
Reclamation expense . . . . . . . . . . . .  (125,942)   346,547    17,986
(Increase) decrease in accounts receivable.         -     28,859      (225)
(Increase) decrease in prepaid expenses . .     3,917      5,953   (17,883)
(Increase) in due to  related party . . . .   125,380     28,493     9,221
(Increase) decrease in other assets . . . .         -          -         -
Increase (decrease) in accounts payable . .       360    (11,047)   13,125
Increase (decrease) in accrued and
 other liabilities. . . . . . . . . . . . .    (1,076)       818   (10,492)
Total adjustments . . . . . . . . . . . . .     2,639    399,623   154,290
Net Cash used in Operations . . . . . . . .     4,601    (17,998)   70,473

Investing Activities

Purchase of Equipment . . . . . . . . . . .         -          -   (55,063)
Increase in Mineral Properties. . . . . . .         -          -    33,098
                                                    -          -   (21,965)
Financing Activities

Increase (decrease) in silver loan payable.         -          -   (21,213)

Increase (Decrease) in Cash . . . . . . . .     4,601    (17,998)   27,295
Cash - Beginning of Period. . . . . . . . .    36,311     48,545   105,243
Cash - End of Period. . . . . . . . . . . .    40,912     30,547   132,538



                              AMERICAN  EAGLE  RESOURCES,  INC.
                              10-Q  FOR  QUARTER  ENDED  12-31-97
                              Commission  File  No.  0-12570

                        AMERICAN EAGLE RESOURCES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.            NATURE  OF  BUSINESS  AND  SIGNIFICANT  ACCOUNTING  POLICIES

     Nature of Business - American Eagle Resources, Inc. (The "Company") is primarily engaged in the exploration, development, and production of precious metals. As of June 30, 1997 and 1996, the Company's only operating activity was a 40% interest in the Golden Eagle Mine Joint Venture ( formerly, the Flowery Mine) (the "Mine"), located in Storey County, Nevada. Revenues generated from production at the Mine were primarily received from a single refiner. During fiscal 1997, the Company ceased all leaching and production and was in the reclamation phase at the Mine.

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

     Future Operations - During fiscal 1997, the Company's management entered into negotiations with various entities, including related parties, which could ultimately result in a change in the Company's operating entities and a reorganization of the corporate structure of the Company. The reorganization contemplated includes: 1) a transaction in which the Company's 40% interest in the Golden Eagle Mine Joint Venture is sold or transferred; 2) the acquisition of shares of the Company's common stock from related entities; 3) the liquidation of a portion of the Company's investment in Miramar; and 4) the elimination of a portion or all of the amounts due to related parties. Subsequently,
                              AMERICAN  EAGLE  RESOURCES,  INC.
                              10-Q  FOR  QUARTER  ENDED  12-31-97
                              Commission  File  No.  0-12570


management plans to acquire or lease new properties and to continue in the business of exploration, development, and production of precious metals. The terms of such reorganization have not been finalized, nor can its impact on the financial statements be determined at this time. Accordingly, no amounts have been recorded in the financial statements which could result from these proposed transactions. There can be no assurances that such transactions will occur.

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

                              AMERICAN  EAGLE  RESOURCES,  INC.
                              10-Q  FOR  QUARTER  ENDED  12-31-97
                              Commission  File  No.  0-12570


Reclamation - Estimated reclamation costs are accrued over the estimated life of the mine on a unit-of-production basis. For the six months ended December 31, 1997, $ 125,942 has been expensed, decreasing the reclamation liability to $ 281,818.

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

3.          INVESTMENT  IN  MIRAMAR  MINING  CORPORATION

     The Company's Investment in Miramar Mining Corporation ("Miramar") represents and approximate 2% interest in that Company. Miramar is a mining Company listed on the NASDAQ Stock Exchange and is a related party. At December 31, 1997 and 1996, this investment was recorded at cost, which was less than market value. Due to the related party nature of the investment, the investment is not recorded above original cost basis. Due to the nature of marketable securities, and their susceptibility to fluctuations in market conditions, their fair value could change significantly in the next year.

4.          INCOME  TAXES

     No provision for income taxes has been recorded in the financial statements due to the net losses of the Company. At June 30, 1997, the Company had net operating loss ("NOL") carryforwards of $15,401,338, which expire up to the year ending June 30,

                              AMERICAN  EAGLE  RESOURCES,  INC.
                              10-Q  FOR  QUARTER  ENDED  12-31-97
                              Commission  File  No.  0-12570




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

     Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposed and such amount recognized for tax purposes and the impact of net operating loss carryforwards. The components of the Company's deferred tax assets as of June 30, 1997 were as follows:


  Benefit from net operating loss carryovers. .  $ 5,236,455
  Benefit from investment tax credit carryovers  $   121,240
  Other . . . . . . . . . . . . . . . . . . . .  $   231,770
  Total . . . . . . . . . . . . . . . . . . . .    5,589,465
  Valuation Allowance . . . . . . . . . . . . .   (5,589,465)
  Net . . . . . . . . . . . . . . . . . . . . .  $         -




                              AMERICAN  EAGLE  RESOURCES,  INC.
                              10-Q  FOR  QUARTER  ENDED  12-31-97
                              Commission  File  No.  0-12570


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


     At December 31, 1997, the Company had a payable to Miramar Gold of $2,695,005 for costs paid by Miramar Gold on behalf of the Company. The Company classifies this payable as non-current as Miramar Gold has represented it will not demand payment in fiscal 1997.

At December 31, 1997, the Company has a receivable of $51,971 from a Company controlled by the President of the Company as well as a receivable of $1,860 from other companies that are controlled by the President of the Company. The Company classifies this amount as non-current as significant repayments are not expected within a year.





ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results  of  Operations


All  operations  have  ceased, and only reclamation work is being carried out.





                              AMERICAN  EAGLE  RESOURCES,  INC.
                              10-Q  FOR  QUARTER  ENDED  12-31-97
                              Commission  File  No.  0-12570



Liquidity  and  Capital  Resources


                       Dec 31     June 30,    Increase
                        1997        1997     (Decrease)
Current Assets. . .  $  44,250   $  43,566   $      684
Current Liabilities    291,145     416,803     (125,658)
Working Capital . .  $(246,895)  $(373,237)  $  126,342

Working capital increased as the reclamation work and the reclamation liability decreases.

During fiscal 1997, the Company ceased all leaching and production and was in the reclamation phase at the Mine.

The Company is in the process of evaluating various future business directions.




               PART  II  -  OTHER  INFORMATION

ITEM  6.          EXHIBITS  AND  REPORTS  OF  FORM  8-K

     A)          NONE

     B)          NONE






                              AMERICAN  EAGLE  RESOURCES,  INC.
                              10-Q  FOR  QUARTER  ENDED  12-31-97
                              Commission  File  No.  0-12570




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereunto duly authorized.




                              AMERICAN  EAGLE  RESOURCES,  INC.


Date:     January 26, 1998                     By:   /s/ Margaret E. Stewart
                                                     -----------------------
                                                     Margaret E. Stewart
                                                     Authorized Representative


Date:          January  26,  1998              By:   /s/ James McKay
                                                     ---------------
                                                     James McKay
                                                     Director